Form 10-K
period 1993-09-30
ELIZABETHTOWN GAS CO
filed 1994-02-09
CIK 32377

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1993      Commission File # 2-38193

                              Elizabethtown Gas Company

                     (Wholly-owned subsidiary of NUI Corporation)

                (Exact name of registrant as specified in its charter)

                   New Jersey                           22-0888120
            (State of incorporation)       (I.R.S. employer identification no.)

                      One Elizabethtown Plaza, Union, NJ  07083
             (Address of principal executive offices, including zip code)

                                    (908) 289-5000
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: NONE.

          Securities registered pursuant to Section 12(g) of the Act: NONE.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM IN THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    YES  X  NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock, No Par Value: 1,040,164 shares outstanding as of October 31, 1993.

     DOCUMENTS INCORPORATED BY REFERENCE:

     No annual report to security holders, proxy or information statement nor any prospectus is incorporated herein by reference.

                              Elizabethtown Gas Company

                          Annual Report on Form 10-K For The
                         Fiscal Year Ended September 30, 1993

                                  TABLE OF CONTENTS



                                        PART I
                                                                         Page
     Item 1. Business  . . . . . . . . . . . . . . . . . . . . . . . .    1
     Item 2. Properties  . . . . . . . . . . . . . . . . . . . . . . .   12
     Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . .   13
     Item 4. Submission of Matters to a Vote of Security Holders . . .   13

                                       PART II

     Item 5. Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . .   13
     Item 6. Selected Financial Data . . . . . . . . . . . . . . . . .   14
     Item 7. Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . .   16
     Item 8. Financial Statements and Supplementary Data . . . . . . .   22
     Item 9. Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure  . . . . . . . . . . . . . . .   22

                                       PART III

     Item 10. Directors and Executive Officers of the Registrant . . .   22
     Item 11. Executive Compensation . . . . . . . . . . . . . . . . .   22
     Item 12. Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . .   22
     Item 13. Certain Relationships and Related Transactions . . . . .   22

                                       PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . . .   22

                              Elizabethtown Gas Company

                          Annual Report on Form 10-K For The
                         Fiscal Year Ended September 30, 1993



                                        PART I

     Item 1. Business

          Elizabethtown Gas Company ("Elizabethtown" or the "Company") is engaged primarily in the distribution of natural gas and currently serves more than 319,000 customers in New Jersey and Florida. Elizabethtown, which was organized in 1855, operates with two divisions: The New Jersey Division, that does business as Elizabethtown Gas Company, and the Florida Division, that does business as City Gas Company of Florida. The Company is a wholly-owned subsidiary of NUI Corporation ("NUI"), an exempt public utility holding company that was incorporated in New Jersey in 1969. See "-Business Plan" and "-The Planned Mergers."

     Business Plan

          The Company, in accordance with the NUI business plan, is concentrating on customer growth and the profitability of its gas distribution business. Growth opportunities could include the acquisition of additional gas distribution companies, the development of new franchises and the management of certain service requirements of other utilities on a contract basis. The Company's strategy involves assembling, as opportunities become available, a natural gas distribution system in several states, while maintaining a balanced capital structure. From time to time, the Company reviews acquisition opportunities and, when requested, submits acquisition proposals.

          The Company's plan takes advantage of opportunities presented by the restructuring of interstate natural gas pipeline operations and the increase in supply alternatives. Traditionally, interstate pipelines were wholesalers of natural gas to local distribution companies and generally did not provide separate transportation or other services for specific customers. In 1985, the Federal Energy Regulatory Commission (the "FERC") adopted Order No. 436 that encouraged interstate pipelines to make transportation of gas available to customers on a non-discriminatory basis. Such voluntary "open access" by certain interstate pipelines enhanced the opportunity for the Company, other local gas distribution companies and industrial customers to purchase natural gas directly from gas producers and others. In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. Order No. 636 increased the opportunity for local gas distribution companies and industrial customers to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services.

          The business plan envisions a natural gas distribution system in which, among other matters, local managements conduct the marketing, customer service and distribution operations in each state served, with management of gas supply and access to capital markets coordinated centrally.

          Pursuant to the business plan, NUI spun-off its non-utility businesses to its shareholders and acquired City Gas Company of Florida which it merged into Elizabethtown in 1988. In 1990, NUI entered into a merger agreement with Pennsylvania Enterprises, Inc., which conducts natural gas and water utility operations in northeastern Pennsylvania, which merger agreement subsequently was terminated. The Company acquired additional gas utility service areas in Florida in 1991, adding approximately 6,100 customers. In fiscal 1993, the Company expanded its Florida operations by initiating natural gas service in St. Lucie County (see "-Territory and Customers Served-Florida Division") and NUI entered into an Agreement and Plan of Merger with Pennsylvania & Southern Gas Company ("PSGS") (see "-The Planned Mergers").

          There can be no assurances that the Company will acquire any additional gas distribution properties, develop new franchises or manage the gas supply requirements of other companies and, if such actions are taken, there can be no assurances that they will accomplish the purposes described above.

     The Planned Mergers

          On July 27, 1993, NUI and PSGS entered into an Agreement and Plan of Merger, pursuant to which PSGS would be merged with and into NUI (the "PSGS Merger"). Under the Agreement and Plan of Merger, NUI will acquire all of the outstanding common shares of PSGS for approximately $17 million, payable in shares of NUI Common Stock equivalent to $71.50 per PSGS share, except that each shareholder will receive no less than 2.4 and no more than 3.0 shares of NUI Common Stock for each PSGS share held. The exchange value of the NUI Common Stock will be established over the twenty day trading period immediately prior to the PSGS Merger. The PSGS Merger will be consummated upon receipt of all required regulatory approvals, the approval of the stockholders of PSGS and the satisfaction or waiver of certain other consents and conditions. Upon the effectiveness of the PSGS Merger, NUI would assume all of the rights and obligations of PSGS. Following the PSGS Merger, Elizabethtown will be merged with and into NUI (the "Elizabethtown Merger"). The PSGS Merger, which will result in approximately a seven percent increase in the number of customers served, and the Elizabethtown Merger, through which NUI will become an operating utility company with three divisions providing gas service in six states, fit within the business plan (see "-Business Plan").

     Territory and Customers Served

          See "Selected Financial Data-Summary Consolidated Operating Data" for summary information by customer class with respect to operating revenues, gas volumes sold or transported and customers served. The Company serves more than 319,000 customers, of which approximately 72% are in New Jersey and approximately 28% are in Florida. Approximately 51% of the Company's customers are residential and commercial customers in New Jersey that purchase gas primarily for space heating. The Company's operating revenues for fiscal 1993 amounted to $354.9 million, of which approximately 84% were generated in New Jersey and approximately 16% were generated in Florida. Gas throughput volumes sold or transported in fiscal 1993 amounted to 71,688,000 Mcf, of which approximately 87% was sold or transported in New Jersey and approximately 13% was sold or transported in Florida. An Mcf is a basic unit of measurement for natural gas comprising 1,000 cubic feet of gas.

          In fiscal 1993, the Company's largest single customer, a 614 megawatt cogeneration facility in New Jersey, accounted for approximately 7% of operating revenues and approximately 11% of total gas sold or transported. In fiscal 1993, total throughput for electric generation, including cogeneration, accounted for approximately 14% of operating revenues and approximately 26% of total gas sold or transported.

          New Jersey Division. The Company, through its New Jersey Division, provides gas service to approximately 231,000 customers in franchised territories within seven counties, or portions thereof, in central and northwestern New Jersey. The New Jersey Division's 1,300 square-mile service territory has a total population of approximately 950,000. Most of the New Jersey Division's customers are located in densely-populated central New Jersey, where increases in the number of customers are primarily from conversions to gas heating from alternative forms of heating systems.

          The New Jersey Division's gas volumes sold or transported and customers served for the past three fiscal years were as follows:

                Gas Volumes Sold or Transported (in thousands of Mcf)

                                           1991          1992          1993
     Firm Customers
         Residential                      16,348        18,225        19,115
         Commercial                        8,546         9,639        10,463
         Industrial                        5,427         5,052         4,781
     Interruptible Customers              10,837         9,333        12,345
     Transportation                       11,758        14,100        15,459
                                          ------        ------        ------
     Total                                52,916        56,349        62,163
                                          ======        ======        ======

                       Customers Served (twelve month average)

                                           1991          1992          1993
     Firm Customers
         Residential - Heating           142,701       147,447       151,621
         Residential - Non-heating        66,980        64,387        62,520
         Commercial                       15,942        16,249        16,588
         Industrial                          427           402           377
     Interruptible and Transportation        131           143           160
                                          ------        ------        ------
     Total                               226,181       228,628       231,266
                                          ======        ======        ======

          Approximately 70% of the residential heating customers added in New Jersey since October 1, 1990 represented homes that were converted to gas heating from other forms of space heating and the remainder consisted of new homes. The reduction in residential non-heating customers principally reflects conversions to full gas heating service. As the pool of conversion candidates among existing non-heating customers declines, the

     Company is increasing its marketing emphasis with respect to heating system conversions in homes and businesses that do not currently have any natural gas service. Although new residential construction was slow over the past several years, the pace of growth in new residential construction starts has increased recently in the New Jersey Division's northwest service area.

          The Company has increased its marketing emphasis on commercial conversions and is supporting local economic development groups to attract new businesses within its service territory. The Company has proposed an economic development program to help spur economic growth and jobs creation. The program, which is subject to regulatory approval, would provide grants and reduced rates for qualifying businesses that start up, relocate or expand within designated areas.

          In fiscal 1993, approximately 13 schools and 360 businesses and housing complexes, which are subject to New Jersey legislation requiring the registration, systematic testing and monitoring of underground fuel oil and propane storage tanks, converted to gas heating systems and/or switched from interruptible service to firm service. School conversions totaled approximately 24 in fiscal 1992 and 50 in fiscal 1991. Business and housing complex conversions totaled approximately 439 in fiscal 1992 and 350 in fiscal 1991. In addition, changing economic conditions, coupled with environmental concerns and legislation, are creating a market for natural gas for large commercial air conditioning units and compressed natural gas fleet vehicles.

          The Company provides gas sales and transportation service comprising twenty percent of the primary fuel requirements of a 614 megawatt cogeneration facility that began commercial operation in New Jersey in July 1992 to supply electric power for New York City. The Company's gas supply contracts with certain large cogeneration customers, including the 614 megawatt facility, allow the Company under certain conditions to take back gas service to satisfy peak load requirements (see "-Gas Supply and Operations"). The Company is authorized by the New Jersey Board of Regulatory Commissioners (the "NJBRC") to retain approximately $2.3 million of the operating margins that are realized from sales to the 614 megawatt facility over approximately four years, of which $0.6 million was realized in fiscal 1993 and $0.5 million was realized in fiscal 1992. The margins that otherwise would be realized on gas sold or transported to the facility are used to reduce gas costs charged to firm customers.

          The decreases with respect to firm industrial customers served, which generate revenues from the sale of gas, principally reflect conversions to transportation service, which continues to generate revenues for the Company from the transportation of customer-owned gas. The rate charged to transportation customers is less than the rate charged to firm industrial customers because the transportation customer rate does not include any cost of gas component; however, the operating margins from both rates are substantially the same. See "-Business Plan" and "-Competition."

          The New Jersey Division's "interruptible" customers have alternative energy sources and use gas on an "as available" basis. Variations in the volume of gas sold or transported to these customers do not have a significant direct effect on the Company's earnings because, in accordance with New Jersey regulatory requirements, from 90% to 95% of the margins that otherwise would be realized on gas sold or transported to interruptible customers is used to reduce gas costs charged to firm customers.

          The increase in the number of transportation customers principally reflects customers converting from industrial sales service, as well as the addition of new customers. See "-Business Plan" and "-Competition."

          In November 1993, the NJBRC issued guidelines which are designed to provide for the unbundling of natural gas transportation and sales services to commercial and industrial customers. Under these guidelines the Company is required to file new tariffs for its New Jersey Division by April 1, 1994. The Company expects the effect of the new tariffs to be neutral to the operating revenues and margins of the Company.

          Florida Division. The Company, through its Florida Division, is the second largest natural gas utility in Florida and it supplies gas to approximately 88,000 customers in Dade and Broward Counties in south Florida and in Brevard County on the central east coast of Florida, among the fastest growing areas in the state. The Company initiated natural gas service in fiscal 1993 to the city of Port St. Lucie in St. Lucie County. Also, in fiscal 1993, the Company entered into a contract with the National Aeronautics and Space Administration ("NASA") for the initiation of natural gas service at Kennedy Space Center ("KSC") in Brevard County. The Florida Division's service areas cover approximately 1,000 square miles and have a population of approximately 500,000.

          The Florida Division's gas volumes sold or transported and customers served for the past three fiscal years were as follows:

                Gas Volumes Sold or Transported (in thousands of Mcf)

                                           1991          1992          1993
     Firm Customers
         Residential                       1,785         2,026         1,904
         Commercial                        4,053         4,367         4,455
     Interruptible                         1,787         1,809         2,186
     Transportation                           20           716           980
                                          ------        ------        ------
     Total                                 7,645         8,918         9,525
                                          ======        ======        ======

                       Customers Served (twelve month average)

                                           1991          1992          1993
     Firm Customers
         Residential                      81,890        83,615        83,541
         Commercial                        4,350         4,421         4,428
     Interruptible and Transportation         30            30            32
                                          ------        ------        ------
     Total                                86,270        88,066        88,001
                                          ======        ======        ======

          The Florida Division's residential customers purchase gas primarily for water heating, cooking and clothes drying. Some customers also purchase gas to provide space heating during the relatively mild winter season. Customer growth principally reflects new construction. The market for new residential construction in the counties served by the Florida

     Division has been expanding. The Company estimates that operating margins for the Florida Division were lower by $0.5 million in fiscal 1993 because of losses suffered by its customers in south Dade County, Florida, in August 1992 as a result of Hurricane Andrew. As of September 30, 1993, approximately 2,000 of the customers previously served in the affected area have not rebuilt, and may not rebuild, homes that were damaged in the storm.

          In fiscal 1993, the Company initiated natural gas service to the city of Port St. Lucie in St. Lucie County through the construction of a gate station interconnection with the interstate pipeline system, acquisition and conversion of an existing underground propane system and the extension of mains through the city center. The Company expects significant growth from this start-up investment.

          The project to serve KSC, the first of a three-phase Company project to expand service in Brevard County, will entail a 25 mile pipeline extension at an estimated cost of $5 million to be incurred principally in fiscal 1994, upon obtaining all required environmental permits. The Company expects to expend an additional $10 million over the next 10 years to complete the final two phases of the main extension and looping project, which will provide access to additional residential, commercial, industrial and government customers in the Cape Canaveral, Merritt Island and Cocoa Beach areas.

          In February 1991, the Company acquired certain assets of two small gas companies in Dade County. This acquisition had the effect of adding approximately 6,100 customers.

          Under energy conservation programs approved by the Florida Public Service Commission (the "FPSC") that are designed to offset the growth of Florida's demand for electricity, the Florida Division is allowed to provide cash allowances to builders for natural gas piping and venting upon the installation of water heaters, ranges, clothes dryers and heating systems in new single family and multi-family dwellings. The programs also allow the Florida Division to provide cash allowances to customers who replace certain electric appliances with natural gas appliances. The Florida Division is allowed to recover the expenses of the energy conservation programs in its rates. Pursuant to the rate case concluded in August 1991, the Company is allowed to include in rate base certain additional costs for natural gas piping and venting under the Company's house piping program.

          The Florida Division's commercial customers consist primarily of schools, businesses and public facilities, the number of which tends to increase concurrently with the continuing growth in population within the Florida Division's service areas.

          The Florida Division's industrial customers and certain commercial customers are served under tariffs applicable to "interruptible" customers. The Company retains all of the operating margins generated on sales to these customers as these volumes are included in the allocation of the Florida Division's revenue requirements for ratemaking purposes.

          One industrial customer has converted its Florida Division service from a sales basis to a transportation basis and the Company has added a customer that purchases transportation service. The Florida Division's transportation tariff provides margins on transportation services that are substantially the same as margins earned on gas sales.

     Gas Supply and Operations

          In 1992, the FERC issued Order No. 636 that, among other things, mandated the separation or "unbundling" of interstate pipeline sales, transportation and storage services and established guidelines for capacity management effective in 1993. The Company's principal pipeline suppliers for its New Jersey Division have offered some open access transportation services since the issuance of FERC Order No. 436 in 1985. Accordingly, while the implementation of Order No. 636 involves the restructuring of the Company's contracts with all of its pipeline suppliers, the most significant restructuring pertains to certain pipelines that together deliver less than one-third of the Company's total firm gas supply. The transition to Order No. 636 has the effect of increasing the opportunity for local gas distribution companies and industrial customers to purchase natural gas from alternative sources, while increasing the potential business and regulatory risk borne by a local gas distribution company with respect to the acquisition and management of natural gas services (see "-Business Plan").

          The Company endeavors to utilize its pipeline capacity efficiently by matching capacity to its load profile to the extent feasible. To this end, the Company has had a broad unbundled service tariff in effect in New Jersey since 1987. The Company continues to avail itself of opportunities to improve the utilization of its pipeline capacity by pursuing broad based customer growth, including off peak markets, and utilizing capacity release provisions within Order 636 when operationally feasible.

          Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The transition costs charged to the Company have amounted to approximately $1.4 million and are being recovered through the Company's gas adjustment clauses. The total amount of such transition costs that ultimately may be charged to the Company is not yet determinable.

          The Company has long-term gas delivery contracts with seven interstate pipeline companies. Under these contracts, the Company has a right to delivery, on a firm year-round basis, of up to 74.2 million Mcf of natural gas annually with a maximum of approximately 237,000 Mcf per day. Both the price and conditions of service of these contracts are regulated by the FERC.

          In addition, the Company has six long-term gas purchase contracts for the supply of natural gas for its system, including one with an interstate pipeline company, three with gas marketers and two with independent producers. Under these contracts, the Company has a right to purchase, on a firm year-round basis, up to 43.1 million Mcf of natural gas annually with a maximum of approximately 139,000 Mcf per day. In addition, the Company has access to spot market gas through the interstate pipeline system to supplement or replace, on a short-term basis, portions of its long-term gas purchase contracts when such actions can reduce overall gas costs or are necessary to supply interruptible customers.

          The Company's gas supply during fiscal 1993, came from the following sources: approximately 27% from purchases under contracts with primary pipeline suppliers and additional purchases under their filed tariffs; approximately 73% from purchases from various producers and gas marketers, purchases under long-term contracts with independent producers and owned production; and less than 1% from propane and liquefied natural gas ("LNG"). The Company manages its gas supply portfolio so as to assure a diverse, reliable and secure supply of natural gas at the lowest reasonable cost. In fiscal 1993, the Company's largest single supplier accounted for 18% of the Company's total gas purchases.

          In order to have available sufficient quantities of gas during the New Jersey heating season, the Company stores gas during non-peak periods and purchases supplemental gas, including propane, LNG and gas available under contracts with certain large cogeneration customers, as it deems necessary. The storage contracts provide the Company with an aggregate of
     12.0 million Mcf natural gas storage capacity and provide the Company with the right to receive a maximum daily quantity of 150,400 Mcf. The contracts with cogeneration customers provide 35,800 Mcf of daily gas supply to meet peak loads by allowing the Company to take back capacity and supply that otherwise is dedicated to serve those customers.

          The Company's peak load facilities in New Jersey include a propane-air plant with a daily production capacity of 27,400 Mcf, fixed propane storage totaling 674,000 gallons and rail car sidings capable of storing an additional 300,000 gallons. The Company has an LNG storage and vaporization facility with a daily delivery capacity of 24,300 Mcf and storage capacity of 131,000 Mcf.

          The Company owns working interests in gas production from certain gas wells in New York State. Gas reserves subject to recovery under an existing rate order applicable to the New Jersey Division are approximately 250,000 Mcf as of September 30, 1993.

          The Company's maximum daily sendout in fiscal 1993 was approximately 329,500 Mcf for its New Jersey Division and approximately 39,700 Mcf for its Florida Division. The Company maintains sufficient gas supply and delivery capacity for a maximum daily sendout capacity for the New Jersey Division of approximately 380,500 Mcf and the Florida Division of approximately 53,200 Mcf.

          Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $64 million annually, of which approximately $43 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 7 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems will continue to exceed these minimum purchase obligations.

          In accordance with a settlement approved by the NJBRC, the Company recovers through rates charged by its New Jersey Division the costs (exclusive of carrying costs) of surcharges from its pipeline suppliers that relate to take-or-pay obligations that the suppliers had with natural gas producers. See "Commitments and Contingencies," Note 8 of the Notes to the Company's Consolidated Financial Statements.

          The Company distributes gas through approximately 2,600 miles of steel, cast iron and plastic mains in New Jersey and approximately 2,350 miles of steel and plastic mains in Florida. The Company has physical interconnections with four interstate pipelines in New Jersey and with the sole interstate pipeline in Florida.

     Regulation

          Elizabethtown is subject to regulation with respect to, among other matters, rates, service, accounting and the issuance of securities. The New Jersey Division is regulated by the NJBRC. The Florida Division is regulated by the FPSC. The Company is also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. Natural gas purchases, transportation service and storage service provided to the Company by interstate pipeline companies are subject to regulation by the FERC. See "-Gas Supply and Operations."

          The Company's current rates and tariffs for its New Jersey Division reflect a rate case that was settled in October 1991, under which the Company obtained a weather normalization clause and reduced its rates by an amount equivalent to $500,000 in annual revenues. The weather normalization clause, which is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal, was initially adopted on a two-year test basis and has been extended through fiscal 1994. Revenue adjustments pursuant to the weather normalization clause increased the Company's operating margins by $1.3 million in fiscal 1993 and by $0.8 million in fiscal 1992. The New Jersey rate case settlement reflected a rate base amounting to approximately $184 million with an allowed overall return of 11.3%, which would allow the Company the opportunity to earn a 12.4% return on New Jersey Division utility equity. The Company had filed its application for a rate change for its New Jersey Division, including the weather normalization clause, in December 1990 and had requested an increase in rates equivalent to $11.5 million in annual revenues. The Company reduced its revenue requirements after the application was filed, reflecting cost reductions, the expected effect on the cost of capital from a tax-advantaged financing (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financing Activities and Resources") and other factors.

          The Company had previously increased its New Jersey Division's rates in February 1990 by an amount equivalent to $3.5 million in annual revenues, pursuant to a rate order issued by the NJBRC. The Company had requested an increase in rates equivalent to $13 million in annual revenues when it had filed its application to the NJBRC in December 1988 for a rate change.

          In November 1993, the NJBRC issued guidelines which are designed to provide for unbundling of natural gas transportation and sales services to commercial and industrial customers. Under these guidelines the Company is required to file new tariffs for its New Jersey Division by April 1, 1994.

     The Company expects the effect of the new tariffs to be neutral to the operating revenues and margins of the Company.

          The Company's current rates and tariffs for its Florida Division reflect a rate case that was settled in August 1991, under which the Company increased its rates by an amount equivalent to $3.5 million in annual revenues. A portion of this increase, equivalent to $2.5 million annually, was being billed on an interim basis since July 1990. The Florida rate case settlement reflected a rate base amounting to approximately $63 million with an allowed overall return of 9.47%, which would allow the Company the opportunity to earn a 13.0% return on Florida Division utility equity.

          In response to an initiative by the FPSC, several Florida natural gas utilities agreed in November 1993 to reduce the return allowed on their utility equity to either 11% or 11.25%. The Company expects to agree to a reduction in its allowed return on equity; however, it expects the allowed return, as adjusted, to exceed the return it is actually achieving. Therefore, the Company expects that the adjustment will not affect operating revenues and margins.

          The Company's rates for its utility operations are based on recovering the cost of service for those operations, which, among other factors, provides for a return on utility equity. When the Company applies for rate adjustments, it estimates its cost of service based on certain historical costs and pro forma adjustments for known and measurable changes. As the rate case progresses, the estimates may change as more information becomes available. Accordingly, the rates that are determined upon the conclusion of the rate case generally will be different than those reflected in the application.

          The Company's tariffs contain adjustment clauses that enable the Company to recover purchased gas costs. The adjustment clauses provide for periodic reconciliation of recoverable gas costs with applicable amounts billed. Under or over recovery at the reconciliation date is recovered from or refunded to customers in subsequent periods. See "-Gas Supply and Operations."

     Capital Expenditures

          Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $39.6 million in fiscal 1993, $31.3 million in fiscal 1992 and $24.8 million in fiscal 1991. Approximately $58.6 million of these capital expenditures were for construction relating to new customers and additional distribution, storage and other gas plant facilities. The Company's capital expenditures are expected to be approximately $48.0 million in fiscal 1994, including approximately $30.7 million for system expansion. In addition, the net present value of minimum lease payments relating to noncancelable operating leases, which relate principally to New Jersey Division office space, is approximately $23.0 million as of September 30, 1993, including $3.0 million payable in fiscal 1994.

     Seasonal Aspects

          Sales of gas to some classes of customers are affected by variations in demand due to changes in weather conditions, including normal seasonal variations throughout the year. The demand for gas for heating purposes is closely related to the severity of the winter heating season. Seasonal variations affect short-term cash requirements.

     Persons Employed

          As of September 30, 1993, the Company employed 1,011 persons. As of September 30, 1993, the Utility Workers Union of America (Local 424) represented 299 employees of the New Jersey Division. The current labor contract with Local 424 expires on November 20, 1994. It was approved by the bargaining unit in December 1990 following a 24-day work stoppage which began upon the expiration of the previous contract. As of September 30, 1993, the Teamsters Union represented 118 employees of the Florida Division under a contract which expires March 31, 1997.

          In July 1990, the Company offered eligible employees a one-time opportunity to elect early retirement with special incentives. Twenty-five New Jersey Division employees retired in January 1991 pursuant to the plan.

     Competition

          The Company competes with distributors of other fuels and forms of energy, including electricity, fuel oil and propane, in all portions of the territories served. Electricity and oil are the primary competition to natural gas in the residential and commercial markets where the primary uses of energy are for space heating, water heating, cooking and clothes drying. In recent years, natural gas has enjoyed a competitive price advantage over electricity and oil for such purposes, which continues to allow the Company to obtain a significant share of the residential and commercial sectors of the new construction market. The number of residential, commercial and industrial conversions has accelerated recently due to concerns and legislation regarding underground oil storage tanks. See "-Territory and Customers Served."

          In addition, open access to the interstate pipeline transmission systems (see "-Business Plan") allows certain industrial customers to purchase gas from alternative sources for transportation through the Company's distribution systems and may allow certain industrial customers to bypass the Company's systems altogether by connecting directly to a gas pipeline. The Company seeks to remain competitive in the industrial markets through flexible tariffs.

     Franchises

          The Company holds non-exclusive municipal franchises and other consents which enable it to provide natural gas in the territories it serves. The Company intends to renew these franchises and consents as they expire.

     Environment

          The Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New Jersey Department of

     Environmental Protection and Energy (the "NJDEPE"), and other federal and state agencies.

          The Company owns, or previously owned, certain properties on which gas was manufactured by the New Jersey Division or by other parties in the past. Coal tar residues are present on six of these sites and the Company has reported their presence to the EPA, the NJDEPE and the NJBRC. In April 1991, the NJDEPE issued an Administrative Consent Order that establishes the procedures to be followed by the Company in the development of its remediation plan for the site on South Street in Elizabeth, New Jersey. Subsequently, the Company and the NJDEPE entered into Memoranda of Agreement that establish procedures for the development of investigation and remediation plans for the other five sites.

          The Company expects it will expend in the next twenty years approximately $25 million, net of approximately $6 million that the Company estimates will be borne by the prior owner and operator of certain of the sites, to complete investigation of such sites and the remediation of the coal tar contamination. The Company, with the assistance of an outside consulting firm, determined the estimated expenditure by assessing the cost of (1) obtaining additional required data about each site and (2) the applicable remedial action, among those currently known, that is most appropriate for each site. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEPE, and may be less or greater than the Company's current estimate. The Company has an accrual of approximately $25 million for investigation and remediation of the sites and the related costs have been deferred on its Consolidated Balance Sheet.

          The Company believes that its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The current base rate order for the New Jersey Division permits the Company to utilize full deferred accounting for coal tar related expenditures, which amounted to approximately $0.8 million in fiscal 1993 and $0.6 million in fiscal 1992. The current base rate order provides for the recovery through rates at $130,000 annually of coal tar related expenditures incurred prior to the rate order. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates.

     Item 2. Properties

          The Company owns approximately 2,600 miles of steel, cast iron and plastic gas mains in New Jersey, together with city gate stations, gas holders and peak shaving plants, including an LNG storage facility in Elizabeth, New Jersey. In addition, the Company owns approximately 2,350 miles of steel and plastic mains in Florida, as well as gate stations, meters and related equipment. The assets of the Florida Division are subject to the lien of a mortgage securing $11.6 million of indebtedness.

          The Company also owns real property in Union, Middlesex, Warren, Sussex and Hunterdon Counties in New Jersey and in Dade, Broward, Brevard and St. Lucie Counties in Florida, portions of which are under lease to others. The Company's owned properties include a general office building in Hialeah, Florida, that serves as the Florida Division's headquarters; another office facility in Rockledge, Florida, and various service centers in New Jersey and in Florida from which the Company dispatches service crews and conducts construction and maintenance activities. In addition, the Company owns working interests in certain gas production in New York State and holds minor working interests in gas properties in Louisiana.

          Elizabethtown leases approximately 160,000 square feet in an office building in Union, New Jersey, which serves as the New Jersey Division's headquarters. The building is owned and operated by the Liberty Hall Joint Venture. Participants in the joint venture are Cali Liberty Hall Associates, a New Jersey general partnership, and a Kean family trust, of which John Kean and Stewart Kean are trustees. John Kean and Stewart Kean beneficially own more than 5% of the outstanding shares of NUI Common Stock. All negotiations relative to the lease were conducted between Elizabethtown and Cali Liberty Hall Associates. No person involved with the Kean family trust participated in such discussions. The lease agreement is for an initial term through 2009 with two consecutive five-year renewal options. Elizabethtown also has the right of first refusal to purchase the building in the event the owner seeks to sell the property. The annual base rent is approximately $2.6 million in 1994, $2.9 million from 1995 through 1999, $3.3 million from 2000 through 2004 and $3.7 million from 2005 through 2009.

          Subject to minor exceptions and encumbrances, all other units of property materially important to the Company and all principal plants are owned in fee, except that most of the mains and pipes are installed in public streets under franchise or statutory rights or are constructed on rights of way acquired from the apparent owner of the fee.

     Item 3. Legal Proceedings

          The Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

     Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

                                       PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder
     Matters

               All Elizabethtown's equity securities are owned directly by NUI which is a reporting company under the Securities exchange act of 1934. NUI has filed all the material required to be filed pursuant to Section 13, 14 or 15(d) thereof.

     Item 6. Selected Financial Data

                                      Summary Consolidated Financial Data
                                                (in thousands)

                                                                       Fiscal Years Ended September 30,
                                                     1989       1990        1991       1992        1993
     Income Statement Data:
     Operating Revenues                            $265,449   $295,950    $291,320   $291,032    $354,889
     Operating Income                                21,453     23,384      20,914     27,227      27,807
     Interest Expense                                10,915     12,144      11,516     12,437      12,856

     Income Before the Cumulative
     Effect of an Accounting Change                 $11,372    $12,492      $9,147    $16,477     $15,973
     Cumulative Effect of a Change in
     Accounting to Accrue Unbilled Revenues           1,193
                                                     ------     ------      ------     ------      ------
     Net Income                                     $12,565    $12,492      $9,147    $16,477     $15,973
                                                     ======     ======      ======     ======      ======

     Total Assets at September 30                  $365,784   $378,866    $402,959   $468,912    $489,250

     Funds for Construction Held by Trustee at
     September 30                                                                     $34,123     $24,184

     Capitalization at September 30:
     Current Portion of Long-Term Debt and
     Capital Lease Obligations                       $3,094     $2,943      $4,148     $5,050      $3,882
     Notes Payable to Banks                          30,500     24,000       6,800     32,750      63,200
     Capital Lease Obligations                       17,116     16,369      14,871     13,422      12,290
     Long-Term Debt                                  78,628     77,048      86,189    114,046     112,090
     Common Shareholder's Equity                    117,487    136,964     143,616    151,166     166,559

     Note to the Summary Consolidated Financial Data:
     Net income for fiscal 1991 includes a provision to write down certain properties amounting to $1.5 million (after tax).


                                      Summary Consolidated Operating Data
                                                         Fiscal Years Ended September 30,
                                                       1989       1990        1991       1992        1993
     Operating Revenues (Dollars in thousands)
     Firm Customers:
         Residential                               $136,019   $150,607    $143,763   $145,149    $170,150
         Commercial                                  68,750     78,224      76,341     76,685      93,633
         Industrial                                  18,275     25,848      24,914     21,928      23,066
     Interruptible Customers                         34,829     31,650      35,083     31,888      48,838
     Transportation                                   5,832      6,661       7,792     10,410      12,154
     Appliance Leasing, Fees and Other                1,745      2,960       3,427      4,972       7,048
                                                     ------     ------      ------     ------      ------
     Total                                         $265,450   $295,950    $291,320   $291,032    $354,889
                                                     ======     ======      ======     ======      ======

     Gas Sold or Transported (MMcf)
     Firm Customers:
         Residential                                 19,386     19,598      18,133     20,251      21,019
         Commercial                                  12,486     13,034      12,599     14,006      14,918
         Industrial                                   3,802      5,459       5,427      5,052       4,781
     Interruptible Customers                         11,152     10,419      12,624     11,142      14,531
     Transportation                                   8,718     10,096      11,778     14,816      16,439
                                                     ------     ------      ------     ------      ------
     Total                                           55,544     58,606      60,561     65,267      71,688
                                                     ======     ======      ======     ======      ======

     Customers Served (Twelve month averages)
     Firm Customers:
         Residential                                278,168    282,191     291,571    295,449     297,682
         Commercial                                  18,623     19,753      20,292     20,670      21,016
         Industrial                                     434        439         427        402         377
     Interruptible and Transportation                   154        151         161        173         192
                                                     ------     ------      ------     ------      ------
     Total                                          297,379    302,534     312,451    316,694     319,267
                                                     ======     ======      ======     ======      ======

     Degree Days
         New Jersey (normal: 4,978)                   4,841      4,736       4,219      4,880       4,703
         Florida (normal: 377)                          213        261         150        241         203
     Employees                                          978        976         965        979       1,011

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with "Summary Consolidated Financial Data," "Summary Consolidated Operating Data" and the Company's Consolidated Financial Statements, including the notes thereto.

     Overview

          Net income for fiscal 1993 was $16.0 million, as compared with net income of $16.5 million for fiscal 1992 and $9.1 million for fiscal 1991. The decrease in net income in fiscal 1993 as compared with fiscal 1992 reflects the realization of certain investment gains in fiscal 1992 and higher interest expense in fiscal 1993, partly offset by higher volumes of gas sold or transported as a result of adding residential and commercial customers and increased demand by industrial customers. The increase in net income in fiscal 1992 as compared with fiscal 1991 reflects higher volumes of gas sold or transported as a result of adding residential and commercial customers, increased demand by industrial customers, increased heating demand as a result of cooler weather, margin effects from the implementation of higher rates in Florida and a weather normalization clause in New Jersey, and the realization of certain investment gains; partly offset by higher interest expense.

     Results of Operations

          Operating Revenues and Operating Margin. The following summarizes the Company's revenues and operating margins for the past three fiscal years (in thousands):

                                             1991          1992         1993
     Operating Revenues                    $291,320     $291,032     $354,889
     Purchased Gas and Fuel                (151,928)    (139,309)    (195,842)
     Gross Receipts and Franchise
     Taxes                                  (28,875)     (30,297)     (30,472)
                                             ------       ------       ------
     Operating Margins                     $110,517     $121,426     $128,575
                                             ======       ======       ======

          The Company's operating revenues increased by $63.9 million, or 22%, for fiscal 1993 as compared with fiscal 1992 and decreased by $0.3 million, or 0.1%, for fiscal 1992 as compared with fiscal 1991. This increase for fiscal 1993 as compared with fiscal 1992 principally reflects additional residential and commercial customers served and higher volumes sold or transported to industrial customers, as well as the effect of increased gas costs, partly offset by the effects of weather that was 2% warmer during the heating season (as measured in degree days). The effects on operating revenues for fiscal 1992 as compared with fiscal 1991 from adding residential and commercial customers and from a heating season that was 16% cooler were offset by the effects of shifts by industrial customers from sales service to transportation service and by lower gas costs. Gas cost adjustment clauses in both New Jersey and Florida enable the Company to pass through to customers, through periodic adjustments to the amounts billed, increased or decreased costs incurred by the Company for purchased gas, without affecting operating margins. Adjustments related to changes in gas costs had the net effect of increasing operating revenues by $12.4 million in fiscal 1993 and $4.4 million in fiscal 1991 and reducing operating revenues by $16.0 million in fiscal 1992, with offsetting adjustments to purchased gas and fuel costs and to gross receipts and franchise taxes. Margin rates applicable to industrial transportation service are substantially the same as margin rates applicable to sales services for such customers.

          The Company's total operating margins in fiscal 1993 increased by $7.1 million, or 5.9%, as compared with fiscal 1992. The total number of customers served increased by 2,572 or 0.8%, as compared with fiscal 1992. In New Jersey, the number of heating customers served increased by 4,715, or 3.0%, as compared with fiscal 1992, including the effects of converting existing water heating and cooking service customers into gas-heating customers. The Company estimates that operating margins were lower by $0.5 million in fiscal 1993 because of losses suffered by its customers in August 1992 as a result of Hurricane Andrew, as approximately 2,000 of the customers previously served have not rebuilt, and may not rebuild, homes that were damaged in the storm.

          The Company's total operating margins in fiscal 1992 increased by $10.9 million, or 9.9%, as compared with fiscal 1991. The total number of customers served increased by 4,243 or 1.4%, as compared with fiscal 1991, and the number of heating customers served in New Jersey increased by 4,829, or 3.1%, as compared with fiscal 1991, including the effects of converting existing water heating and cooking service customers into gas-heating customers.

          Operating margins from industrial customers amounted to $13.6 million in fiscal 1993, $12.9 million in fiscal 1992 and $11.5 million in fiscal 1991. The year-to-year increases principally reflect the inception of service in fiscal 1992 for a cogeneration facility in New Jersey and an industrial facility in Florida.

          Operating Income. The following summarizes elements of the Company's operating income for the past three fiscal years (in thousands):

                                            1991          1992          1993
     Operating Margins                    $110,517      $121,426      $128,575
     Operation and Maintenance Expenses    (65,975)      (66,910)      (71,885)
     Depreciation and Amortization         (12,962)      (14,273)      (15,082)
     Payroll and Other Taxes                (5,152)       (4,978)       (5,258)
                                            ------        ------        ------
     Operating Income Before Income
     Taxes                                  26,428        35,265        36,350

     Income Taxes                           (5,514)       (8,038)       (8,543)
                                            ------        ------        ------
     Operating Income                      $20,914       $27,227       $27,807
                                            ======        ======        ======

          The Company's operating income before income taxes increased by $1.1 million in fiscal 1993 as compared with fiscal 1992, principally reflecting the improvement in operating margins, partially offset by increased operation and maintenance expenses. In fiscal 1992, operating income before income taxes increased by $8.8 million as compared with fiscal 1991, principally reflecting the improvement in operating margins and the absence of certain non-recurring charges incurred in fiscal 1991 in connection with a work stoppage at the New Jersey Division ($0.6 million) and a write down of certain house piping costs at the Florida Division ($0.8 million). The work stoppage, which began upon the expiration of an existing labor contract, was resolved when agreement was reached with respect to the current four-year contract at the New Jersey Division commencing as of November 21, 1990. Operation and maintenance expenses increased by 7.5% in fiscal 1993 as compared with fiscal 1992 and, excluding the non-recurring charges incurred in fiscal 1991, by 4.0% in fiscal 1992 as compared with fiscal 1991, principally reflecting system growth and, in fiscal 1993, management services previously borne by NUI.

          Other Income and Expense. Other income, net, for fiscal 1992 included realized net pretax gains on the sale of marketable securities amounting to $0.8 million. The write down of properties in fiscal 1991 relates to certain reserves of natural gas that are recoverable based upon market prices that had declined significantly.

          Interest Expense. Interest expense increased in fiscal 1992 and 1993 reflecting higher outstanding borrowings, partly offset by lower prevailing interest rates.

     Regulatory Matters

          The Company's current rates and tariffs reflect rate cases concluded in both New Jersey and Florida in 1991. In the New Jersey case, which was settled in October 1991, the Company obtained a weather normalization clause and reduced its rates by an amount equivalent to $500,000 in annual revenues. The weather normalization clause, which is designed to help stabilize the Company's results by increasing amounts charged to customers when weather has been warmer than normal and by decreasing amounts charged when weather has been colder than normal, was initially adopted on a two-year test basis and has been extended through fiscal 1994. Revenue adjustments pursuant to the weather normalization clause increased the Company's operating margins by $1.3 million in fiscal 1993 and by $0.8 million in fiscal 1992. The New Jersey rate case settlement reflected a rate base amounting to approximately $184 million with an allowed overall return of 11.3%, which would allow the Company the opportunity to earn a 12.4% return on New Jersey Division utility equity. In the Florida case, which was settled in August 1991, the Company increased its rates by an amount equivalent to $3.5 million in annual revenues. A portion of this increase, equivalent to $2.5 million annually, was being billed on an interim basis since July 1990. The Florida rate case settlement reflected a rate base amounting to approximately $63 million with an allowed overall return of 9.47%, which would allow the Company the opportunity to earn a 13.0% return on Florida Division utility equity.

          In November 1993, the NJBRC issued guidelines which are designed to provide for unbundling of natural gas transportation and sales services to commercial and industrial customers. Under these guidelines the Company is required to file new tariffs for its New Jersey Division by April 1, 1994. The Company expects the effect of the new tariffs to be neutral to the operating revenues and margins of the Company.

          In response to an initiative by the FPSC, several Florida natural gas utilities agreed in November 1993 to reduce the return allowed on their utility equity to either 11% or 11.25%. The Company expects to agree to a reduction in its allowed return on equity; however, it expects the allowed return, as adjusted, to exceed the return it is actually achieving. Therefore, the Company expects that the adjustment will not affect operating revenues and margins.

     Financing Activities and Resources

          Financing Resources. The Company generally funds its operations with internally generated cash, supplemented with borrowings under its bank lines of credit to satisfy seasonal requirements. The Company also borrows under its bank lines of credit to finance portions of its construction expenditures, pending refinancing through the issuance of equity or long-term indebtedness at a later date depending upon prevailing market conditions. The Company seeks to assure access to funds for system growth and integrity through timely issuances of additional equity capital by NUI or long-term debt at the lowest reasonable costs that provide fair returns to investors.

          Internally Generated Funds. Net cash provided by operating activities before changes in working capital was $44.2 million in fiscal 1993, $38.0 million in fiscal 1992 and $32.6 million in fiscal 1991. Working capital increased $42.1 million in fiscal 1993 and $23.1 million in fiscal 1992, and decreased $8.0 million in fiscal 1991. The increases in net working capital in fiscal 1993 and fiscal 1992 principally reflect increased year end purchases of fuel supplies for the coming heating season and accelerated payments of gross receipts and franchise taxes under New Jersey law (see "-Capital Expenditures and Commitments"). This was partially offset by the realization of deferred taxes that had been established previously in connection with accruals of gross receipts and franchise taxes. The decrease in net working capital in fiscal 1991 principally reflects lower fuel supplies acquired for inventory, partially offset by the effect of funding a litigation settlement. The level of fuel supplies at year end purchased in advance of peak heating season demand is dependent upon market conditions and system operating requirements.

          Long-Term Debt and Funds for Construction Held by Trustee. In October 1991, pursuant to agreements with the New Jersey Economic Development Authority, the Company issued gas facilities revenue bonds that mature in October 2021 in the amount of $46.2 million at 6.75% and $8.4 million at 6.625% to finance expenditures through fiscal 1995 for the construction of certain gas facilities and related equipment in New Jersey, including approximately $11.4 million expended prior to incurring this long-term debt. The unexpended portion of the net proceeds from these borrowings was $24.2 million at September 30, 1993, and is classified on the Company's consolidated balance sheet as funds for construction held by trustee until drawn upon incurring eligible expenditures.

          In fiscal 1992, in accordance with the optional prepayment provisions of the underlying indenture agreements, the Company borrowed under its bank lines of credit to repay $6.6 million of 6.5% sinking fund debentures and $6.1 million of 9.5% sinking fund debentures in advance of their scheduled maturities.

          Short-Term Debt. The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $32.2 million at 3.6% in fiscal 1993, $13.0 million at 5.0% in fiscal 1992 and $16.0 million at 7.9% in fiscal 1991. At September 30,

     1993, the Company had outstanding notes payable to banks amounting to $63.2 million and available unused lines of credit amounting to $63.7 million.

          Common Stock and Dividends. NUI is Elizabethtown's sole shareholder. NUI contributed additional equity capital amounting to $10.0 million in fiscal 1993 and $6.5 million in fiscal 1991. Elizabethtown paid dividends to NUI amounting to $10.7 million in fiscal 1993 and $9.2 million in fiscal 1992 and 1991.

     Capital Expenditures and Commitments

          Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $39.6 million in fiscal 1993, $31.3 million in fiscal 1992 and $24.8 million in fiscal 1991. Approximately $58.6 million of these capital expenditures were for construction relating to new customers and additional distribution, storage and other gas plant facilities. The Company's capital expenditures are expected to be approximately $48.0 million in fiscal 1994, including approximately $30.7 million for system expansion. In addition, the net present value of minimum lease payments relating to noncancelable operating leases, which relate principally to New Jersey Division office space, is approximately $23.0 million as of September 30, 1993, including $3.0 million payable in fiscal 1994.

          As discussed in "-Commitments and Contingencies," Note 8 of the Notes to the Company's Consolidated Financial Statements, the Company expects it will expend in the next twenty years approximately $25 million to complete investigation and remediation of the contamination on New Jersey properties which the Company owns or previously owned on which gas was manufactured in the past. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEPE, and may be less or greater than the Company's current estimate. The Company believes the remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers.

          In June 1991, legislation was enacted in New Jersey that accelerates the payments of approximately $30 million of gross receipts and franchise taxes by an average of almost one and a half years in stages from 1992 through 1994. The Company expects that future base rate orders will reflect the recovery of prospective costs associated with the related additional financing requirements.

          Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $64 million annually, of which approximately $43 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 7 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems will continue to exceed these minimum purchase obligations.

          The implementation of FERC Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The transition costs charged to the Company have amounted to approximately $1.4 million and are being recovered through the Company's gas adjustment clauses.

          As of September 30, 1993, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $1.9 million in fiscal 1994, $1.1 million in fiscal 1995, $1.1 million in fiscal 1996, $3.2 million in fiscal 1997 and $1.0 million in fiscal 1998. The gas facilities revenue bonds that are due in 2014 and the remaining balance of first mortgage bonds become eligible in fiscal 1994 for optional prepayment amounting to $1.3 million in excess of their $57.3 million face value.

          The Company's future capital expenditures and commitments will likely require additional debt and equity financing.

     Pending Acquisition

          On July 27, 1993, NUI and PSGS entered into an Agreement and Plan of Merger, pursuant to which PSGS would be merged with and into NUI (the "PSGS Merger"). Under the Agreement and Plan of Merger, NUI will acquire all of the outstanding common shares of PSGS for approximately $17 million, payable in shares of NUI Common Stock equivalent to $71.50 per PSGS share, except that each shareholder will receive no less than 2.4 and no more than 3.0 shares of NUI Common Stock for each PSGS share held. The exchange value of the NUI Common Stock will be established immediately prior to the merger. The PSGS Merger will be consummated upon receipt of all required regulatory approvals, the approval of the stockholders of PSGS, and the satisfaction or waiver of certain other consents and conditions. Upon the effectiveness of the PSGS Merger, NUI would assume all of the rights and obligations of PSGS. Following the PSGS Merger, Elizabethtown will be merged with and into NUI (the "Elizabethtown Merger").

          The PSGS Merger will be accounted for as a purchase of PSGS by NUI in accordance with generally accepted accounting principles. Accordingly, due to the effects of the regulatory process, the underlying net assets of PSGS will become the assets of NUI at, generally, their historical net book value and the excess of the purchase price over the historical net book value of the underlying net assets of PSGS, which amounts to approximately $6.8 million, will be added to utility plant as a "utility plant acquisition adjustment," which will be amortized over a thirty-year period that approximates the remaining useful life of the utility plant acquired.

          Under its business plan, the Company concentrates on customer growth and the profitability of the gas distribution business. The PSGS Merger, which will result in a seven percent increase in the number of customers served, and the Elizabethtown Merger, through which NUI will become an operating utility company with three divisions providing gas service in six states, fit within the business plan. Further growth opportunities, which could include the acquisition of additional gas distribution companies, the development of new franchises and the management of certain service requirements of other utilities on a contract basis, will likely require additional debt and equity financing.

     Effects of Inflation

          The Company's tariffs provide gas cost adjustment clauses through which rates charged to customers are adjusted for changes in the cost of gas on a reasonably current basis. Increases in other utility costs and expenses not otherwise offset by increases in revenue could have an adverse effect on earnings due to the time lag associated with the regulatory process and the relative uncertainty of whether the regulatory process will allow full recovery of such costs. The ratemaking process limits the recovery of utility plant costs to original cost and net cost of removal on the basis of approved depreciation rates. Replacement of long-lived utility plant assets is made at significantly higher current costs that should be recoverable through rates in future periods as such assets are depreciated.

     Item 8. Financial Statements and Supplementary Data

          Consolidated financial statements of the Company at September 30, 1993 and 1992 and for each of the fiscal years in the three year period ended September 30, 1993 and the auditors' report thereon, and unaudited quarterly financial data for the two-year period ended September 30, 1993 are included herewith as indicated on the "Index to Financial Statements and Schedules" on page F-1.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                       PART III

     Item 10. Directors and Executive Officers of the Registrant

          Not required.

     Item 11. Executive Compensation

          Not required.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

          Not required.

     Item 13. Certain Relationships and Related Transactions

          Not required.

                                       PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Consolidated financial statements of the Company at September 30, 1993 and 1992 and for each of the fiscal years in the three-year period ended September 30, 1993 and the auditors' report thereon are included herewith as indicated on the "Index to Financial Statements and Schedules" on page F-1.

          (2) The applicable financial statement schedules for the fiscal years 1993, 1992 and 1991 are included herewith as indicated on the "Index to Financial Statements and Schedules" on page F-1.

          (3) Exhibits:
      Exhibit
      No.              Description                       Reference
      -------          -----------                       ---------

      3(i)       Certificate of Incorporation of     Incorporated by reference
                 Elizabethtown, dated March 6,       to Exhibit 3(i) to
                 1966, as amended through December   Elizabethtown's Form 10-K
                 23, 1992                            Report for Fiscal 1992

      3(ii)      By-Laws of Registrant, as adopted   Incorporated by reference
                 September 30, 1980, as amended      to Exhibit 3(ii) to
                 through May 4, 1990                 Elizabethtown's Form 10-K
                                                     Report for Fiscal 1990
      10(i)      Service Agreement by and between    Incorporated by reference
                 Transcontinental Gas Pipe Line      to Exhibit 10-1 to NUI
                 Corporation and Elizabethtown,      Registration Statement
                 dated February 1, 1992              No. 33-50561

      10(ii)     Service Agreement under Rate        Incorporated by reference
                 Schedule GSS by and between         to Exhibit 10-2 to NUI
                 Transcontinental Gas Pipe Line      Registration Statement
                 Corporation and Elizabethtown,      No. 33-50561
                 dated May 3, 1972
      10(iii)    Service Agreement under Rate        Incorporated by reference
                 Schedule LG-A by and between        to Exhibit 10-3 to NUI
                 Transcontinental Gas Pipe Line      Registration Statement
                 Corporation and Elizabethtown,      No. 33-50561
                 dated January 12, 1971

      10(iv)     Service Agreement by and between    Incorporated by reference
                 Transcontinental Gas Pipe Line      to Exhibit 10-4 to NUI
                 Corporation and Elizabethtown,      Registration Statement
                 dated November 1, 1991              No. 33-50561

      10(v)      Firm Gas Transportation Agreement   Incorporated by reference
                 for Storage Gas by and among        to Exhibit 10-5 to NUI
                 Transcontinental Gas Pipe Line      Registration Statement
                 Corporation, Elizabethtown and      No. 33-50561
                 Penn-York Energy Corporation,
                 dated November 1, 1984
      10(vi)     Firm Gas Transportation Agreement   Incorporated by reference
                 by and among Transcontinental Gas   to Exhibit 10-6 to NUI
                 Pipe Line Corporation,              Registration Statement
                 Elizabethtown and National Fuel     No. 33-50561
                 Gas Supply Corporation, dated
                 November 1, 1984

      Exhibit
      No.              Description                       Reference
      -------          -----------                       ---------

      10(vii)    Gas Transportation Agreement by     Incorporated by reference
                 and among Transcontinental Gas      to Exhibit 10-7 to NUI
                 Pipe Line Corporation and           Registration Statement
                 Elizabethtown, dated February 4,    No. 33-50561
                 1991

      10(viii)   Service Agreement for Rate
                 Schedule CDS by and between Texas   Incorporated by reference
                 Eastern Transmission Corporation    to Exhibit 10-8 to NUI
                 and Elizabethtown, dated June 1,    Registration Statement
                 1993                                No. 33-50561
      10(ix)     Service Agreement under Rate
                 Schedule SS-2 by and between Texas  Incorporated by reference
                 Eastern Transmission Corporation    to Exhibit 10-9 to NUI
                 and Elizabethtown, dated April 12,  Registration Statement
                 1990                                No. 33-50561

      10(x)      Service Agreement for Rate
                 Schedule FTS-5 by and between       Incorporated by reference
                 Texas Eastern Transmission          to Exhibit 10-10 to NUI
                 Corporation and Elizabethtown,      Registration Statement
                 dated June 1, 1993                  No. 33-50561
      10(xi)     Service Agreement under Rate
                 Schedule SS-3 by and between Texas  Incorporated by reference
                 Eastern Transmission Corporation    to Exhibit 10-11 to NUI
                 and Elizabethtown, dated April 12,  Registration Statement
                 1990                                No. 33-50561

      10(xii)    Service Agreement for Rate
                 Schedule FTS-5 by and between       Incorporated by reference
                 Texas Eastern Transmission          to Exhibit 10-12 to NUI
                 Corporation and Elizabethtown,      Registration Statement
                 dated June 1, 1993                  No. 33-50561

      10(xiii)   Service Agreement for Rate
                 Schedule FTS-2 by and between       Incorporated by reference
                 Texas Eastern Transmission          to Exhibit 10-13 to NUI
                 Corporation and Elizabethtown,      Registration Statement
                 dated June 1, 1993                  No. 33-50561
      10(xiv)    Service Agreement under NTS Rate    Incorporated by reference
                 Schedule by and between Columbia    to Exhibit 10(xiv) to
                 Gas Transmission Corporation and    NUI's Form 10-K Report
                 Elizabethtown, dated November 1,    for Fiscal 1993
                 1993

      10(xv)     Service Agreement under SST Rate    Incorporated by reference
                 Schedule by and between Columbia    to Exhibit 10(xv) to
                 Gas Transmission Corporation and    NUI's Form 10-K Report
                 Elizabethtown, dated November 1,    for Fiscal 1993
                 1993

      Exhibit
      No.              Description                       Reference
      -------          -----------                       ---------

      10(xvi)    Service Agreement under FTS Rate    Incorporated by reference
                 Schedule by and between Columbia    to Exhibit 10(xvi) to
                 Gas Transmission Corporation and    NUI's Form 10-K Report
                 Elizabethtown, dated November 1,    for Fiscal 1993
                 1993

      10(xvii)   Gas Transportation Agreement under  Incorporated by reference
                 FT-G Rate Schedule by and between   to Exhibit 10(xvii) to
                 Tennessee Gas Pipeline Company and  NUI's Form 10-K Report
                 Elizabethtown (Contract #597),      for Fiscal 1993
                 dated September 1, 1993
      10(xviii)  Gas Transportation Agreement under  Incorporated by reference
                 FT-G Rate Schedule by and between   to Exhibit 10(xviii) to
                 Tennessee Gas Pipeline Company and  NUI's Form 10-K Report
                 Elizabethtown (Contract #603),      for Fiscal 1993
                 dated September 1, 1993

      10(xix)    Gas Transportation Agreement by     Incorporated by reference
                 and between Tennessee Gas Pipeline  to Exhibit 10-17 to NUI
                 Company and Elizabethtown, dated    Registration Statement
                 March 30, 1993                      No. 33-50561
      10(xx)     Firm Transportation Service         Incorporated by reference
                 Agreement under FTS-1 Rate          to Exhibit 10(xx) to
                 Schedule by and between City Gas    NUI's Form 10-K Report
                 and Florida Gas Transmission dated  for Fiscal 1993
                 October 1, 1993

      10(xxi)    Lease Agreement between             Incorporated by reference
                 Elizabethtown and Liberty Hall      to Exhibit 10(vi) of
                 Joint Venture, dated August 17,     Elizabethtown's Form 10-K
                 1987                                Report for Fiscal 1987

      10(xxii)   Form of Termination of Employment   Incorporated by reference
                 and Change in Control Agreements    to Exhibit 10(xi) of
                                                     NUI's Form 10-K Report
                                                     for Fiscal 1991
      21         Subsidiaries of Elizabethtown Gas   Filed herewith
                 Company

          Exhibits listed above which have heretofore been filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were designated as noted above and have not been amended, are hereby incorporated by reference and made a part hereof with the same effect as if filed herewith.

          Elizabethtown is a party to various agreements with respect to long-term indebtedness to which the total amount of indebtedness authorized under each agreement, respectively, does not exceed 10% of the total assets of the Company on a consolidated basis. The Company hereby agrees to furnish to the Securities and Exchange Commission copies of such agreements upon request.

     (b)  Reports on Form 8-K:

          No reports were filed on Form 8-K during the quarter ended September 30, 1993.

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     Consolidated Financial Statements of Elizabethtown Gas Company and
     Subsidiaries:

               Report of Independent Public Accountants  . . . . .  F-2

               Consolidated Financial Statements as of
               September 30, 1993 and 1992 and for Each
               of the Fiscal Years in the Three-Year Period
               Ended September 30, 1993  . . . . . . . . . . . . .  F-3

     Financial Statement Schedules of Elizabethtown Gas Company and
     Subsidiaries:

               Report of Independent Public Accountants  . . . . .  F-2

               Schedule V  Property, Plant and Equipment
               for Each of the Fiscal Years in the Three-Year
               Period Ended September 30, 1993 . . . . . . . . .   F-17

               Schedule VI  Accumulated Depreciation and
               Amortization of Property, Plant and Equipment
               for Each of the Fiscal Years in the Three-Year
               Period Ended September 30, 1993 . . . . . . . . .   F-18

               Schedule VIII  Valuation and Qualifying Accounts
               for Each of the Fiscal Years in the Three-Year
               Period Ended September 30, 1993 . . . . . . . . .   F-19

               Schedule IX  Short-Term Borrowings
               for Each of the Fiscal Years in the Three-Year
               Period Ended September 30, 1993 . . . . . . . . .   F-21

               All other schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

               Separate financial statements for Elizabethtown Gas Company are omitted because no material restrictions exist in the flow of funds from subsidiaries to the Elizabethtown Gas Company through intercompany loans, advances and cash dividends.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Elizabethtown Gas Company:

          We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Elizabethtown Gas Company (a New Jersey corporation) and subsidiaries as of September 30, 1993 and 1992, and the related statements of consolidated income, cash flows, taxes and shareholder's equity, for each of the three years in the period ended September 30, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elizabethtown Gas Company and subsidiaries as of September 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1993, in conformity with generally accepted accounting principles.

          We have also audited, in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of consolidated capitalization as of September 30, 1991, 1990 and 1989, and the related consolidated statements of income, cash flows, taxes and shareholder's equity, for each of the two years in the period ended September 30, 1990 (none of which are presented herein), and have expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the summary consolidated financial data for each of the five years in the period ending September 30, 1993, appearing under the heading "Summary Consolidated Financial Data" is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     ARTHUR ANDERSEN & CO.

     New York, New York
     November 23, 1993

                                  Elizabethtown Gas Company and Subsidiaries
                                       Statements of Consolidated Income
                                            (Dollars in thousands)
                                                                             Years Ended September 30,
                                                                         1991        1992         1993
      Operating Revenues                                               $291,320    $291,032     $354,889
                                                                         ------      ------       ------

      Operating Expenses
      Purchased gas and fuel                                            151,928     139,309      195,842
      Other operation                                                    61,306      61,586       66,356
      Maintenance                                                         4,669       5,324        5,529
      Depreciation and amortization                                      12,962      14,273       15,082
      General taxes                                                      34,027      35,275       35,730
      Income taxes                                                        5,514       8,038        8,543
                                                                         ------      ------       ------
      Total operating expenses                                          270,406     263,805      327,082
                                                                         ------      ------       ------

      Operating Income                                                   20,914      27,227       27,807

      Other Income and Expense
      Dividend and interest income                                          793         761          587
      Other income, net                                                     806       1,612          787
      Write down of properties                                           (2,325)
      Income taxes                                                          475        (686)        (352)
                                                                         ------      ------       ------
      Total other income and expense, net                                  (251)      1,687        1,022
                                                                         ------      ------       ------

      Interest Expense                                                   11,516      12,437       12,856
                                                                         ------      ------       ------

      Net Income                                                         $9,147     $16,477      $15,973
                                                                         ======      ======       ======






                      See the notes to the consolidated financial statements.

                                  Elizabethtown Gas Company and Subsidiaries
                                          Consolidated Balance Sheets
                                            (Dollars in thousands)

                                                                                         September 30,
                                                                                      1992        1993
      ASSETS
      Property, Plant and Equipment
      Utility plant, at original cost                                               $447,610    $483,853
      Accumulated depreciation and amortization                                     (140,086)   (151,725)
      Unamortized plant acquisition adjustment                                        15,696      15,084
                                                                                      ------      ------
      Net utility plant                                                              323,220     347,212
                                                                                      ------      ------
      Funds for Construction Held by Trustee                                          34,123      24,184
                                                                                      ------      ------
      Investments in Marketable Securities                                               759       3,986
                                                                                      ------      ------
      Current Assets
      Cash and temporary cash investments                                              3,303       1,662
      Accounts receivable                                                             29,845      27,609
      Allowance for doubtful accounts                                                 (1,369)     (1,225)
      Amounts receivable from NUI                                                      6,854       6,735
      Fuel inventories, at average cost, and deferred cost of gas, net                18,002      28,456
      Deferred Federal income taxes                                                    7,672       2,625
      Materials, supplies and other                                                    5,906       6,924
                                                                                      ------      ------
      Current assets                                                                  70,213      72,786
                                                                                      ------      ------
      Deferred Charges and Other Assets                                               40,597      41,082
                                                                                      ------      ------
                                                                                    $468,912    $489,250
                                                                                      ======      ======

      CAPITALIZATION AND LIABILITIES
      Capitalization (See accompanying statements)
      Common shareholder's equity                                                   $151,166    $166,559
      Preferred stock
      Long-term debt                                                                 114,046     112,090
                                                                                      ------      ------
      Capitalization                                                                 265,212     278,649
                                                                                      ------      ------
      Capital Lease Obligations                                                       13,422      12,290
                                                                                      ------      ------
      Current Liabilities


      Current portion of long-term debt and capital lease obligations                  5,050       3,882
      Notes payable to banks                                                          32,750      63,200
      Accounts payable, customer deposits and accrued liabilities                     48,576      46,798
      Amounts payable to NUI                                                           7,066         525
      General taxes                                                                   19,929       6,078
      Federal income taxes                                                             2,403         524
                                                                                      ------      ------
      Current liabilities                                                            115,774     121,007
                                                                                      ------      ------
      Deferred Credits and Other Liabilities
      Deferred Federal income taxes                                                   34,985      37,737
      Deferred investment tax credits                                                  8,132       7,687
      Other liabilities                                                               31,387      31,880
                                                                                      ------      ------
      Deferred credits and other liabilities                                          74,504      77,304
                                                                                      ------      ------

                                                                                      $468,912    $489,250
                                                                                       ======      ======

                      See the notes to the consolidated financial statements.

                                  Elizabethtown Gas Company and Subsidiaries
                                     Statements of Consolidated Cash Flows
                                            (Dollars in thousands)
                                                                              Years Ended September 30,
                                                                           1991        1992        1993
      Operating Activities
      Net income                                                       $   9,147   $  16,477   $  15,973
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                  14,512      15,644      16,346
           Write-down of gas producing properties                          2,325
           Amortization of non-current fuel inventory                      1,066         860         709
           Deferred Federal income taxes                                   3,480       2,814       8,343
           Amortization of deferred investment tax credits                  (469)       (462)       (461)
           Other                                                           2,533       2,711       3,269
      Effect of changes in:
           Accounts receivable, net                                         (397)     (6,270)      1,912
           Fuel inventories and deferred cost of gas, net                 10,011     (10,747)    (10,454)
           Accounts payable, deposits and accruals                         1,541       3,121     (13,201)
           General taxes                                                  (1,147)     (4,437)    (13,851)
           Other                                                          (2,014)     (4,729)     (6,547)
                                                                          ------      ------      ------
      Net cash provided by operating activities                           40,588      14,982       2,038
                                                                          ------      ------      ------
      Financing Activities
      Equity contributed by NUI                                            6,500                  10,000
      Dividends paid to NUI                                               (9,228)     (9,176)    (10,744)
      Proceeds from issuance of long-term debt                                        52,860
      Funds for construction held by trustee                                         (32,338)     11,015
      Repayments of long-term debt                                        (1,051)    (25,914)     (2,734)
      Repayments under capital lease obligations                          (2,139)     (2,355)     (1,874)
      Net short-term borrowings                                           (5,800)     25,950      30,450
                                                                          ------      ------      ------
      Net cash provided by (used for) financing activities               (11,718)      9,027      36,113
                                                                          ------      ------      ------
      Investing Activities
      Additions to utility plant                                         (27,714)    (30,742)    (35,442)
      Proceeds from sales of marketable securities                            98       6,170
      Marketable securities transferred from NUI                                                  (3,227)
      Other                                                                 (268)       (574)     (1,123)
                                                                          ------      ------      ------
      Net cash used for investing activities                             (27,884)    (25,146)    (39,792)
                                                                          ------      ------      ------

      Net Increase (Decrease) in Cash and Temporary Cash Investments        $986     ($1,137)    ($1,641)
                                                                          ======      ======      ======

      Cash and Temporary Cash Investments
      At beginning of period                                              $3,454      $4,440      $3,303
      At end of period                                                     4,440       3,303       1,662

      Supplemental Disclosures of Cash Flows
      Income taxes paid                                                   $4,286      $6,144      $2,810
      Interest paid                                                       11,535      12,943      12,120


                       See the notes to the consolidated financial statements.

                                  Elizabethtown Gas Company and Subsidiaries
                                       Statements of Consolidated Taxes
                                            (Dollars in thousands)
                                                                              Years Ended September 30,
                                                                          1991         1992        1993
      General Taxes
      Gross receipts and franchise                                    $  28,875    $  30,297   $  30,472
      Payroll                                                             2,749        2,850       2,992
      Other                                                               2,403        2,128       2,266
                                                                         ------       ------      ------
      Total general taxes                                               $34,027      $35,275     $35,730
                                                                         ------       ------      ------
      Federal Income Taxes
      Currently payable                                                  $1,742       $5,934        $681
      Deferred, net                                                       3,480        2,814       8,343
      Amortization of investment tax credits                               (469)        (462)       (461)
                                                                         ------       ------      ------
      Provision for Federal income taxes                                 $4,753       $8,286      $8,563
                                                                         ------       ------      ------
      Sources of Deferred Federal Income Taxes
      Depreciation of utility plant                                      $2,157       $2,650      $2,313
      Litigation settlement                                               2,103
      Alternative minimum tax                                              (808)         286      (1,102)
      Write-down of gas producing properties                               (791)
      Gross receipts and franchise taxes                                   (676)        (643)      4,947
      Deferred charges                                                   (1,193)        (360)      1,282
      Other, net                                                          1,336          881         903
                                                                         ------       ------      ------
      Provision for deferred Federal income taxes                        $3,480       $2,814      $8,343
                                                                         ------       ------      ------
      Reconciliation of Federal Income Tax at Statutory Rate to
      Provision for Income Taxes
      Income before Federal income taxes                                $13,900      $24,763     $24,536
                                                                         ======       ======      ======
      Federal income taxes computed at the statutory tax rate
      (34% in fiscal 1991 and 1992 and 34.75% in fiscal 1993)
                                                                         $4,726       $8,419      $8,526
      Increase (reduction) resulting from:
           Excess of book over tax depreciation not previously
           deferred                                                         432          446         432
           Amortization of investment tax credits                          (469)        (462)       (461)
           Other, net                                                        64         (117)         66
                                                                         ------       ------      ------
      Provision for Federal income taxes                                  4,753        8,286       8,563
      Provision for state income taxes                                      286          438         332
                                                                         ------       ------      ------
      Total provision for income taxes                                    5,039        8,724       8,895
      Less: provision (credit) included in other income and
      expense                                                              (475)         686         352
                                                                         ------       ------      ------
      Provision for income taxes included in operating expenses          $5,514       $8,038      $8,543
                                                                         ======       ======      ======

                       See the notes to the consolidated financial statements.

                                  Elizabethtown Gas Company and Subsidiaries
                                   Statements of Consolidated Capitalization
                                            (Dollars in thousands)
                                                                                         September 30,
                                                                                      1992        1993
      Long-Term Debt

      Gas facilities revenue bonds
           6.75% due October 1, 2021 *                                              $ 46,200  $   46,200
           6.625% due October 1, 2021 *                                                8,400       8,400
           11% due June 1, 2014                                                       25,000      25,000
           11.25% due June 1, 2014                                                    21,500      21,500

      First mortgage bonds
           8.5% due May 1, 2002                                                        9,091       8,182
           8% due April 1, 1997                                                        2,750       2,625
           14% due July 1, 1994                                                        1,500         800
           7.25% due January 1, 1993                                                   1,000           -
                                                                                      ------      ------
      Long-term debt, including current portion                                      115,441     112,707
      Subsidiary's guaranty of ESOP indebtedness                                       1,458       1,339
                                                                                      ------      ------
      Total long-term debt, including current portion                                116,899     114,046
      Current portion of long-term debt                                               (2,853)     (1,956)
                                                                                      ------      ------
      Total long-term debt                                                           114,046     112,090
                                                                                      ------      ------

      Preferred Stock, 500,000 shares authorized; none issued                              -           -
                                                                                      ------      ------

      Common Shareholder's Equity
      Common Stock, no par value;
          Shares authorized: 1,500,000
          Shares outstanding: 1,040,164                                               78,322      88,322
      Retained earnings                                                               74,302      79,669
      Unrealized loss on marketable securities                                                       (93)
      Subsidiary's guaranty of ESOP indebtedness                                      (1,458)     (1,339)
                                                                                      ------      ------
      Total common shareholder's equity                                              151,166     166,559
                                                                                      ------      ------
      Total Capitalization                                                          $265,212    $278,649
                                                                                      ======      ======

     * The unexpended portion of the net proceeds from this indebtedness, amounting to $24.2 million as of September 30, 1993, is carried on the Company's consolidated balance sheet as funds for construction held by trustee until drawn upon incurring eligible construction expenditures.

                       See the notes to the consolidated financial statements.

                                  Elizabethtown Gas Company and Subsidiaries
                                Statements of Consolidated Shareholder's Equity
                                            (Dollars in thousands)


                                                                 Valuation of  Guaranty of
                                             Common    Retained    Marketable         ESOP
                                              Stock    Earnings    Securities Indebtedness         Total
      Balance, October 1, 1990            $  71,822   $  66,803       $     -      ($1,661)     $136,964
      Net Income                                          9,147                                    9,147
      Cash dividends                                     (9,228)                                  (9,228)
      Contributions from NUI                  6,500                                                6,500
      ESOP transactions                                     140                         93           233
                                             ------      ------        ------       ------        ------
      Balance September 30, 1991             78,322      66,862                     (1,568)      143,616

      Net income                                         16,477                                   16,477
      Cash dividends                                     (9,176)                                  (9,176)
      Contributions from NUI
      ESOP transactions                                     139                        110           249
                                             ------      ------        ------       ------        ------
      Balance, September 30, 1992            78,322      74,302                     (1,458)       151,166

      Net income                                         15,973                                   15,973
      Cash dividends                                    (10,744)                                 (10,744)
      Contributions from NUI                 10,000                                               10,000
      Valuation adjustments                                               (93)                       (93)
      ESOP transactions                                     138                        119           257
                                             ------      ------        ------       ------        ------
      Balance, September 30, 1993           $88,322     $79,669          ($93)     ($1,339)     $166,559
                                             ======      ======        ======       ======        ======




                       See the notes to the consolidated financial statements.

                      Elizabethtown Gas Company and Subsidiaries
                   Notes to the Consolidated Financial Statements


          1. Summary of Significant Accounting Policies

          Principles of Consolidation. The consolidated financial statements include the accounts of Elizabethtown Gas Company ("Elizabethtown") and its wholly-owned subsidiaries (the "Company"). Elizabethtown, which is a wholly-owned subsidiary of NUI Corporation ("NUI"), distributes natural gas in New Jersey and Florida. Intercompany accounts and transactions have been eliminated in consolidation.

          Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

          Regulation.The Company's operations are subject to regulation by the New Jersey Board of Regulatory Commissioners (the "NJBRC") and the Florida Public Service Commission (the "FPSC").

          Property, Plant and Equipment. Utility plant is stated at its original cost at the time it was placed into service. Depreciation is provided on a composite straight-line basis using rates approved by the state commissions. The estimated service lives used range from 5 to 84 years. At the time properties are retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation.

          The unamortized plant acquisition adjustment represents the remaining unamortized portion of the excess, at the date of acquisition of the Florida Division, of the purchase price over the book value of the net assets acquired. The plant acquisition adjustment is being amortized on a straight-line basis over thirty years.

          Repairs of all property, plant and equipment and replacements and renewals of minor items of property are charged to maintenance expense as incurred.

          Revenues and Gas and Fuel Costs. Operating revenues include accrued unbilled revenues through the end of each accounting period. Operating revenues also include adjustments attributable to the New Jersey Division's weather normalization clause that are accrued during the winter heating season and billed or credited to customers in the following year. Weather normalization adjustments increased the Company's operating margins (operating revenues less purchased gas and fuel and gross receipts and franchise taxes) by approximately $1.3 million in fiscal 1993 and $0.8 million in fiscal 1992.

          Costs of gas and fuel are recognized as expenses in accordance with the gas cost adjustment clause applicable in each state. Such clauses provide for periodic reconciliations of actual recoverable gas costs and the estimated amounts that have been billed to customers. Under or over recoveries are deferred when they arise and are recovered from or refunded to customers in subsequent periods.

          Income Taxes. The Company provides deferred Federal income taxes for differences between book and tax income other than taxes associated with a portion of the differences in depreciation of New Jersey Division utility plant additions prior to October 1, 1975 that, in accordance with a rate order, are being flowed through to customers. The net amount of such differences for which deferred income taxes have not been provided was approximately $8 million at September 30, 1993. Under the established ratemaking practices, taxes attributable to these differences for which deferred taxes were not previously provided are collected in customers' rates when due for payment.

          Investment tax credits, which were generated principally in connection with additions to utility plant made prior to January 1, 1986, are being amortized over the estimated service lives of the properties that gave rise to the credits.

          As of October 1, 1993, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which, among other things, changes the method used by enterprises to account for deferred income taxes. Accordingly, the Company will record deferred income taxes not previously provided for the differences between the book and tax bases of assets, and will adjust previously established deferred income taxes to reflect the currently expected Federal income tax rate. Adoption of SFAS No. 109 will not have a material effect on the Company's net income because, as discussed above, deferred taxes previously not provided will be collected from customers as the taxes are paid and the adjustment of deferred tax balances to reflect the current Federal income tax rate generally will be included in operating income over the remaining depreciable lives of the related property in accordance with the provisions of the Tax Reform Act of 1986, and the Company's revenue requirements for ratemaking purposes will be reduced concurrently. As of October 1, 1993, the Company will increase the deferred tax liability by approximately $9.0 million, increase the unamortized plant acquisition adjustment by approximately $9.2 million and record a net regulatory liability of approximately $0.2 million.

          Postretirement Benefits Other Than Pensions. The Company provides certain health care benefits to substantially all retirees receiving benefits under a Company pension plan, other than the Florida Division plan, who reach retirement age while working for the Company. The cost of these benefits, which is expensed as claims are incurred, was $0.7 million in fiscal 1993, $0.6 million in fiscal 1992 and $0.8 million in fiscal 1991.

          As of October 1, 1993, the Company will adopt the accounting method required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which, among other things, requires enterprises to accrue the expected cost of these benefits during the years that eligible employees render the necessary service. The adoption of SFAS No. 106 will give rise to an unfunded postretirement benefit obligation amounting to $21 million. The Company has received an order from the NJBRC permitting it to defer for as long as five years the difference between the amount of expense computed as claims are incurred and the amount computed on the accrual method, pending ratemaking treatment that would be considered in a full rate case. The consensus issued in 1993 by the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") permits rate regulated companies to defer such expenses when the ratemaking treatment provides for them to be fully recovered in the subsequent fifteen year period. The Company expects to seek ratemaking treatment that is consistent with the EITF's consensus and, accordingly, the adoption of SFAS No. 106 is not expected to have a material effect upon the Company's net income.

          The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and the annual deferrals and expense.

          2. Pending Acquisition

          On July 27, 1993, NUI and Pennsylvania & Southern Gas Company ("PSGS") entered into an Agreement and Plan of Merger, pursuant to which PSGS would be merged with and into NUI (the "PSGS Merger"). Under the Agreement and Plan of Merger, NUI will acquire all of the outstanding common shares of PSGS for approximately $17 million, payable in shares of NUI Common Stock equivalent to $71.50 per PSGS share, except that each shareholder will receive no less than 2.4 and no more than 3.0 shares of NUI Common Stock for each PSGS share held. The exchange value of the NUI Common Stock will be established immediately prior to the merger. The PSGS Merger will be consummated upon receipt of all required regulatory approvals, the approval of the stockholders of PSGS, and the satisfaction or waiver of certain other consents and conditions. Upon the effectiveness of the PSGS Merger, NUI would assume all of the rights and obligations of PSGS. Following the PSGS Merger, Elizabethtown will be merged with and into NUI (the "Elizabethtown Merger").

          The PSGS Merger will be accounted for as a purchase of PSGS by NUI in accordance with generally accepted accounting principles. Accordingly, due to the effects of the regulatory process, the underlying net assets of PSGS will become the assets of NUI at, generally, their historical net book value and the excess of the purchase price over the historical net book value of the underlying net assets of PSGS, which amounts to approximately $6.8 million, will be added to utility plant as a "utility plant acquisition adjustment," which will be amortized over a thirty-year period that approximates the remaining useful life of the utility plant acquired.

          Under its business plan, the Company concentrates on customer growth and the profitability of the gas distribution business. The PSGS Merger, which will result in a seven percent increase in the number of customers served, and the Elizabethtown Merger, through which NUI will become an operating utility company with three divisions providing gas service in six states, fit within the business plan.

          3. Capitalization

          Long-Term Debt. In October 1991, pursuant to agreements between Elizabethtown and the New Jersey Economic Development Authority, gas facilities revenue bonds that mature in October 2021 were issued in the amount of $46.2 million at 6.75% and $8.4 million at 6.625% to finance expenditures through fiscal 1995 for the construction of certain gas facilities and related equipment in New Jersey, including approximately $11.4 million expended prior to incurring this long-term debt. The unexpended portion of the net proceeds from these borrowings was $24.2 million at September 30, 1993 and is classified on the Company's consolidated balance sheet as funds for construction held by trustee until drawn upon incurring eligible expenditures.

          In fiscal 1992, in accordance with the optional prepayment provisions of the underlying indenture agreements, Elizabethtown borrowed under its bank lines of credit to repay $6.6 million of 6.5% sinking fund debentures and $6.1 million of 9.5% sinking fund debentures in advance of their scheduled maturities.

          The Florida Division's assets collateralize a mortgage and deed of trust, dated November 1, 1959, and subsequent modifications thereof.

          As of September 30, 1993, the scheduled repayments of the Company's long-term debt over the next five years were as follows: $1.9 million in fiscal 1994, $1.1 million in fiscal 1995, $1.1 million in fiscal 1996, $3.2 million in fiscal 1997 and $1.0 million in fiscal 1998. The gas facilities revenue bonds that are due in 2014 and the remaining balance of first mortgage bonds become eligible in fiscal 1994 for optional prepayment amounting to $1.3 million in excess of their $57.3 million face value.

          Preferred Stock. Elizabethtown has 500,000 shares of authorized but unissued preferred stock.

          Common Stock. NUI contributed additional equity capital amounting to $10.0 million in fiscal 1993 and $6.5 million in fiscal 1991.

          Employee Stock Ownership Plan. The Company provides an employee stock ownership plan for certain employees of its Florida Division (the "ESOP"), which was funded initially with indebtedness that is guaranteed by a subsidiary of Elizabethtown. The Company incurred ESOP contribution expense amounting to $0.9 million in fiscal 1993, $0.7 million in fiscal 1992 and $1.0 million in fiscal 1991, representing contributions for loan payments and to acquire additional shares of NUI Common Stock. As of September 30, 1993, the ESOP trust held 263,103 shares of NUI Common Stock, of which 179,493 shares were allocated to participating employees. Participating employees are entitled to vote the allocated shares and the ESOP trustees vote the remainder of the shares.

          4. Notes Payable to Banks

          At September 30, 1993, the Company's outstanding notes payable to banks were $63.2 million with a combined weighted average interest rate of 3.8%. Unused lines of credit at September 30, 1993 were $63.7 million. While there are no formal compensating balance requirements, certain banks have indicated that satisfactory balances should be maintained to support the lines of credit and services provided.

          The weighted average daily amount outstanding of notes payable to banks and the weighted average interest rate on that amount was $32.2 million at 3.6% in fiscal 1993, $13.0 million at 5.0% in fiscal 1992 and $16.0 million at 7.9% in fiscal 1991.

          5. Leases

          Property, plant and equipment held under capital leases amounted to $22.0 million at September 30, 1993 and $22.4 million at September 30,

     1992, with related accumulated amortization of $8.0 million in 1993 and $7.0 million in 1992. These properties consisted principally of leasehold improvements and office furniture and fixtures for a divisional headquarters. A summary of future minimum payments for properties held under capital leases follows (in thousands):

     1994                                                              $  3,107
     1995                                                                 2,409
     1996                                                                 2,149
     1997                                                                 1,966
     1998                                                                 1,839
     1999 and Thereafter                                                  8,532
                                                                         ------
     Total Future Minimum Payments                                       20,002
     Amount Representing Interest                                        (5,786)
     Current Portion of Capital Lease Obligations                        (1,926)
                                                                         ------
     Capital Lease Obligations                                          $12,290
                                                                         ======

          Minimum payments under noncancelable operating leases, which relate principally to office space for a divisional headquarters, are approximately $3.0 million in each of the next five years.

          Rents charged to operating expenses were $4.0 million in fiscal 1993, $3.7 million in fiscal 1992 and $3.6 million in fiscal 1991.

          6. Other Income and Expense

          The write down of properties in fiscal 1991 relates to certain reserves of natural gas that are recoverable based upon market prices that had declined significantly.

          7. Pension Benefits

          The Company has non-contributory defined benefit retirement plans which cover substantially all of its employees, other than the Florida Division's unionized employees who participate in a union sponsored multi-employer plan. The Company funds its plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and makes contributions to the union sponsored plan in accordance with its contractual obligations. Benefits paid under the Company's plans are based on years of service and levels of compensation. The Company's actuarial calculation of pension expense is based on the projected unit cost method.

          The components of pension expense for the Company's plans were as follows (in thousands):

                                              1991          1992          1993
     Service Cost                          $  1,580      $  1,608      $  1,775
     Interest Cost                            3,746         4,078         4,394
     Return on Plan Assets                  (12,908)       (6,744)      (11,240)
     Net Amortization                         6,869           556          4,805
                                             ------        ------        ------
     Pension Credit                          $(713)        $(502)        $(266)
                                             ======        ======        ======


          The status of the Company's funded plans as of September 30 was as follows (in thousands):

                                                            1992          1993
     Actuarial Present Value of Benefit Obligation:
         Vested Benefits                                $  39,455     $  42,724
         Non-vested Benefits                                2,759         2,758
                                                           ------        ------
     Accumulated Benefit Obligation                        42,214        45,482
     Projected Increases in Compensation Levels            11,684        10,072
                                                           ------        ------
     Projected Benefit Obligation                          53,898        55,554
     Market Value of Plan Assets                           69,201        68,184
                                                           ------        ------
     Plan Assets in Excess of Projected Benefit
     Obligation                                            15,303        12,630
     Unrecognized Net Loss and Prior Service Cost          (7,645)       (6,502)
     Unrecognized Net Transition Asset                     (5,881)       (4,416)
                                                           ------        ------
     Pension Prepayment                                    $1,777        $1,712
                                                           ======        ======

          The projected benefit obligation for the Company's principal pension plan was calculated using a discount rate of 7% in fiscal 1993 and 8.25% in fiscal 1992 and an assumed annual increase in compensation levels of 5% in fiscal 1993 and 5.25% in fiscal 1992. The expected long-term rate of return on assets is 9%. The assets of the Company's funded plans are invested primarily in publicly-traded fixed income and equity securities.

          Certain key employees also participate in an unfunded supplemental retirement plan. The projected benefit obligation under this plan was $3.1 million as of September 30, 1993 and $1.8 million as of September 30, 1992, and the expense for this plan is approximately $0.4 million annually.

          8. Commitments and Contingencies

          Commitments. Capital expenditures are expected to be approximately $48.0 million in fiscal 1994.

          Environmental Matters. The Company is subject to federal and state legislation with respect to water, air quality, solid waste disposal and employee health and safety matters and to environmental regulations issued by the United States Environmental Protection Agency (the "EPA"), the New

     Jersey Department of Environmental Protection and Energy (the "NJDEPE"), and other federal and state agencies.

          The Company owns, or previously owned, certain properties on which gas was manufactured by the New Jersey Division or by other parties in the past. Coal tar residues are present on six of these sites and the Company has reported their presence to the EPA, the NJDEPE and the NJBRC. In April 1991, the NJDEPE issued an Administrative Consent Order that establishes the procedures to be followed by the Company in the development of its remediation plan for the site on South Street in Elizabeth, New Jersey. Subsequently, the Company and the NJDEPE entered into Memoranda of Agreement that establish procedures for the development of investigation and remediation plans for the other five sites.

          The Company expects it will expend in the next twenty years approximately $25 million, net of approximately $6 million that the Company estimates will be borne by the prior owner and operator of certain of the sites, to complete investigation of such sites and the remediation of the coal tar contamination. The Company, with the assistance of an outside consulting firm, determined the estimated expenditure by assessing the cost of (1) obtaining additional required data about each site and (2) the applicable remedial action, among those currently known, that is most appropriate for each site. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEPE, and may be less or greater than the Company's current estimate. The Company has an accrual of approximately $25 million for investigation and remediation of the sites and the related costs have been deferred on its Consolidated Balance Sheet.

          The Company believes that its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The current base rate order for the New Jersey Division permits the Company to utilize full deferred accounting for coal tar related expenditures, which amounted to approximately $0.8 million in fiscal 1993 and $0.6 million in fiscal 1992. The current base rate order provides for the recovery through rates at $130,000 annually of coal tar related expenditures incurred prior to the rate order. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates.

          Gas Procurement Contracts. Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $64 million annually, of which approximately $43 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 7 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems will continue to exceed these minimum purchase obligations.

          The implementation of Federal Energy Regulatory Commission ("FERC") Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The transition costs charged to the Company have amounted to approximately $1.4 million and are being recovered through the Company's gas adjustment clauses.

          Additionally, certain of the Company's suppliers received FERC approval of surcharges on their rates to recover costs incurred to settle certain take-or-pay obligations they had with natural gas producers. The New Jersey Division has received approval from the NJBRC to recover that portion of the surcharge that is based on a unit rate in the same manner as it recovers other commodity costs and to recover fixed charges over a nine-year period, ending in 1997. Of these fixed charges, the amount deferred as of September 30, 1993 was $2.0 million.

          Other. In addition, the Company is involved in various claims and litigation incidental to its business. In the opinion of management, none of these claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.


                                                                                               SCHEDULE V
                                  Elizabethtown Gas Company and Subsidiaries
                                         Property, Plant and Equipment
                                      For Each of the Fiscal Years in the
                                  Three-Year Period Ended September 30, 1993
                                            (Dollars in thousands)

                                          Balance,                                               Balance,
                                         Beginning    Additions                       Other        End of
              Classification             of Period      at Cost   Retirements       Changes        Period
     1991
     Intangible plant                     $      -     $    630      $      -      $      -      $    630
     Non-depreciable plant                   1,842           57                                     1,899
     Production                              8,132            9             2                       8,139
     Storage                                 6,520           34            99                       6,455
     Transmission plant                      1,717                                                  1,717
     Distribution plant                    319,491       22,599           835         2,935       344,190
     General plant                          49,849        3,486           899            12        52,448
     Gas producing properties                1,418          (15)                                    1,403
     Construction work in progress           5,563       (1,984)                                    3,579
                                            ------       ------        ------        ------        ------
                                          $394,532      $24,816        $1,835        $2,947 (a)  $420,460
                                            ======       ======        ======        ======        ======
     1992
     Intangible plant                         $630         $417        $    -        $    -        $1,047
     Non-depreciable plant                   1,899           12                                     1,911
     Production                              8,139           23             2                       8,160
     Storage                                 6,455          401           306                       6,550
     Transmission plant                      1,717          578                                     2,295
     Distribution plant                    344,190       22,209         1,065                     365,334
     General plant                          52,448        6,118         2,809                      55,757
     Gas producing properties                1,403                                                  1,403
     Construction work in progress           3,579        1,574                                     5,153
                                            ------       ------        ------        ------        ------
                                          $420,460      $31,332        $4,182        $    -      $447,610
                                            ======       ======        ======        ======        ======
     1993
     Intangible plant                       $1,047          $27        $    -        $    -        $1,074
     Non-depreciable plant                   1,911            6                         200 (b)     2,117
     Production                              8,160          267                                     8,427
     Storage                                 6,550        1,155                                     7,705
     Transmission plant                      2,295           51                                     2,346
     Distribution plant                    365,334       31,044         1,194           587 (b)   395,771
     General plant                          55,757        6,242         2,158          (787)(b)    59,054
     Gas producing properties                1,403                                                  1,403
     Construction work in progress           5,153          803                                     5,956
                                            ------       ------        ------        ------        ------
                                          $447,610      $39,595        $3,352        $    -      $483,853
                                            ======       ======        ======        ======        ======
<F1>
     a) Added as a result of an acquisition.
<F2>
     b) Reclassifications among accounts.



                                                                                              SCHEDULE VI
                                  Elizabethtown Gas Company and Subsidiaries
                                   Accumulated Depreciation and Amortization
                                       of Property, Plant and Equipment
                                      For Each of the Fiscal Years in the
                                  Three-Year Period Ended September 30, 1993
                                            (Dollars in thousands)
                                          Additions Charged to
                                         ---------------------
                                Balance,    Deprec-                          Other Changes       Balance,
                               Beginning     iation     Other    Retire-    -----------------     End of
          Classification       of Period    Expense   Expenses    ments     Salvage     Other     Period
     1991
     Intangible plant           $      -    $    11   $      -  $      -   $      -   $    -     $     11
     Production                    3,987        257                    2                 (25)(a)    4,217
     Storage                       5,338        306                   99                            5,545
     Transmission plant            1,014         31                                                 1,045

                                                                                        (400)(a)
     Distribution plant           93,881      8,938                  835         54    1,173 (b)  102,811

     General plant                10,414      3,419        787       894      1,012      (13)(a)   14,725
     Gas producing properties      1,062                   148                                      1,210
                                  ------     ------     ------    ------     ------   ------       ------
                                $115,696    $12,962       $935    $1,830     $1,066     $735     $129,564
                                  ======     ======     ======    ======     ======   ======       ======
     1992
     Intangible plant                $11       $127       $  -      $  -       $  -   $    -         $138
     Production                    4,217        250                    2                 (34)       4,431
     Storage                       5,545        308                  306                 (70)       5,477
     Transmission plant            1,045         36                                                 1,081
     Distribution plant          102,811      9,386                1,065          1     (523)     110,610
     General plant                14,725      4,166        610     2,791        309      (31)      16,988
     Gas producing properties      1,210                   151                                      1,361
                                  ------     ------     ------    ------     ------    ------      ------
                                $129,564    $14,273       $761    $4,164       $310    $(658)(a) $140,086
                                  ======     ======     ======    ======     ======    ======      ======
     1993
     Intangible plant               $138       $221       $  -      $  -       $  -    $   -         $359
     Production                    4,431        255                                     (194)(a)    4,492
     Storage                       5,477        349                                       (5)(a)    5,821
     Transmission plant            1,081         42                                                 1,123

                                                                                        (889)(a)
     Distribution plant          110,610     10,099                1,180                 172 (b)  118,812


                                                                                         (35)(a)
     General plant                16,988      4,116        600     1,782                (172)(b)   19,715
     Gas producing properties      1,361                    42                                      1,403
                                  ------     ------     ------    ------     ------   ------       ------
                                $140,086    $15,082       $642    $2,962       $  -  $(1,123)    $151,725
                                  ======     ======     ======    ======     ======   ======       ======
<F1>
     a) Removal costs.
<F2>
     b) Added as a result of an acquisition.
<F3>
     c) Reclassifications among accounts.



                                                                                            SCHEDULE VIII
                                  Elizabethtown Gas Company and Subsidiaries
                                       Valuation and Qualifying Accounts
                                      For Each of the Fiscal Years in the
                                  Three-Year Period Ended September 30, 1993
                                            (Dollars in thousands)
                                                            Additions
                                                    --------------------------
                                            Balance,   Charged to                                Balance,
                                           Beginning    Costs and                                 End of
                 Description               of Period     Expenses      Other     Deductions       Period
     1991
     Allowance for doubtful accounts        $  1,262     $  2,333     $  514(a)    $  3,068(b)   $  1,041
     Reserve for litigation                   $6,760        $(260)                   $6,500(c)   $      -
     Reserve for environmental
     matters (d)                                                      24,700                      $24,700

     1992
     Allowance for doubtful accounts          $1,041       $2,281       $744(a)      $2,696(b)     $1,370
     Reserve for environmental
     matters (d)                             $24,700                                              $24,700

     1993
     Allowance for doubtful accounts          $1,370       $1,852       $474(a)      $2,471(b)     $1,225
     Reserve for environmental
     matters (d)                             $24,700                                              $24,700

<F1>
     a) Recoveries.
<F2>
     b) Uncollectible amounts written off.
<F3>
     c) In February 1991, the Company paid $6.5 million to settle an antitrust lawsuit and, in a related transaction, $1.5 million to acquire certain gas distribution assets which added 6,100 customers in the Florida Division. The cost of the settlement was charged against the reserve established by the
     Company in conjunction with assuming the related litigation when it acquired the Florida Division in 1988.






<F4>
     d) The related cost of the reserve established in fiscal 1991 was recorded as a deferred charge, as have subsequent expenditures amounting to approximately $0.8 million in fiscal 1993 and $0.6 million in fiscal 1992. See "Commitments and Contingencies-Environmental Matters," Note 8 of the
     Notes to the Consolidated Financial Statements.


                                                                                              SCHEDULE IX
                                  Elizabethtown Gas Company and Subsidiaries
                                             Short-Term Borrowings
                                      For Each of the Fiscal Years in the
                                  Three-Year Period Ended September 30, 1993
                                            (Dollars in thousands)

                                                              1991              1992               1993
     Amount outstanding at year end                       $  6,800(a)      $  32,750          $  63,200
     Maximum amount outstanding                           $ 39,000         $  32,750          $  63,950
     Average daily amount outstanding                     $ 15,967         $  13,002          $  32,188
     Range of interest rates                              5.875-10.50%     3.22-7.45%         3.13-5.00%
     Weighted average interest rates:
         On average daily amount outstanding                   7.94%             4.96%              3.58%
         On year end balance                                   6.78%             3.88%              3.84%

     a)  Excludes $11.4 million of notes payable to banks that were refinanced with the net proceeds of gas facilities revenue bonds issued in fiscal 1992.


                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:  December 10, 1993               ELIZABETHTOWN GAS COMPANY
                                              (Registrant)

     By:    ROBERT P. KENNEY, PRESIDENT &          By:    JOSEPH P. COUGHLIN,
            CHIEF EXECUTIVE OFFICER                       SECRETARY


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the Capacities on the dates indicated.



     December 10, 1993                  JOHN KEAN, DIRECTOR


     December 10, 1993                  C. R. CARVER, DIRECTOR


     December 10, 1993                  DUNCAN S. ELLSWORTH, JR., DIRECTOR


     December 10, 1993                  DR. VERA KING FARRIS, DIRECTOR


     December 10, 1993                  ROBERT W. KEAN, JR., DIRECTOR


     December 10, 1993                  STEWART B. KEAN, DIRECTOR


     December 10, 1993                  STEPHEN SCHACHMAN, DIRECTOR


     December 10, 1993                  FREDERICK W. SULLIVAN, DIRECTOR




     DAVID P. VINCENT,                         RAND W. SMITH,
     CHIEF FINANCIAL OFFICER                   CHIEF ACCOUNTING OFFICER

     Supplemental Information to be furnished with reports filed pursuant to
     Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:


     No annual report covering Registrant's last fiscal year or any proxy material has been sent to security holders.
     Registrant is a wholly-owned subsidiary of NUI Corporation.


                                  INDEX TO EXHIBITS

      Exhibit
      No.                   Description

      21              Subsidiaries of Elizabethtown Gas Company