Form 10-Q
period 1993-12-31
ELIZABETHTOWN GAS CO
filed 1994-02-14
CIK 32377

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended December 31, 1993        Commission File # 2-38193



                              ELIZABETHTOWN GAS COMPANY
                    A Wholly-Owned Subsidiary of NUI Corporation
               (Exact name of registrant as specified in its charter)




                                                       22-0888120
                  New Jersey                 (I.R.S. employer identification
           (State of incorporation)                       no.)


                 1 Elizabethtown Plaza, Union, New Jersey 07083-1975
            (Address of principal executive offices, including zip code)


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


                                    Yes  X   No



      The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1993: Common Stock, No Par Value:
      1,040,164 shares outstanding.

                     Elizabethtown Gas Company and Subsidiaries
                     Condensed Statements of Consolidated Income
                               (Dollars in thousands)

                                                           Three Months Ended
                                                              December 31,

                                                            1992       1993
      Operating Revenues                                  $101,115   $105,603
                                                           -------    -------
      Operating Expenses
          Purchased gas and fuel                            56,105     58,834

          Other operation                                   15,044     16,819
          Maintenance                                        1,306      1,480
          Depreciation and amortization                      3,744      4,184

          General taxes                                     10,626     11,142
          Income taxes                                       3,860      3,452
                                                           -------    -------

                                                            90,685     95,911
          Total operating expenses                         -------    -------

      Operating Income                                      10,430      9,692
                                                           -------    -------
      Other Income and Expense
          Dividend and interest income                         140        177
          Other income, net                                    137        219

          Income taxes                                        (104)       (71)
                                                           -------    -------

                                                               173        325
          Total other income and expense, net              -------    -------

                                                             3,160      3,438
      Interest Expense                                     -------    -------

                                                          $  7,443   $  6,579
      Net Income                                           =======    =======

      See the notes to the condensed consolidated financial statements.

                     Elizabethtown Gas Company and Subsidiaries
                        Condensed Consolidated Balance Sheets
                               (Dollars in thousands)

                                                          September   December
                                                             30,         31,
                                                             1993       1993

            ASSETS
      Property, Plant and Equipment
            Utility plant, at original cost               $483,853  $494,659
            Accumulated depreciation and amortization     (151,725) (155,220)

            Unamortized plant acquisition adjustment        15,084    24,068
                                                           -------   -------

            Net utility plant                              347,212   363,507
                                                           -------   -------

      Funds for Construction Held by Trustee                24,184    21,474

      Investments in Marketable Securities                   3,986     3,468
                                                           -------   -------

      Current Assets
            Cash and temporary cash investments              1,662     1,670

            Accounts receivable                             27,609    58,160
            Allowance for doubtful accounts                 (1,225)   (1,813)
            Amounts receivable from NUI                      7,034     9,008
            Fuel inventories, at average cost, and
            deferred cost of gas, net                       28,456    25,881
            Deferred Federal income taxes                    2,625     2,625
            Materials, supplies and other                    6,924     8,604
                                                           -------   -------
            Current assets                                  73,085   104,135
                                                           -------   -------

      Deferred Charges and Other Assets                     41,082    41,969
                                                           -------   -------
                                                          $489,549  $534,553
                                                           =======   =======
      See the notes to the condensed consolidated financial statements.

                     Elizabethtown Gas Company and Subsidiaries
                        Condensed Consolidated Balance Sheets
                               (Dollars in thousands)

                                                          September   December
                                                             30,         31,
                                                             1993       1993

            CAPITALIZATION AND LIABILITIES
      Capitalization
            Common shareholder's equity                   $166,559  $170,239
            Preferred stock                                     --        --

            Long-term debt                                 112,090   112,182
                                                           -------   -------
            Capitalization                                 278,649   282,421
                                                           -------   -------
            Capital Lease Obligations                       12,290    12,051
                                                           -------   -------
      Current Liabilities
            Current portion of long-term debt and
            capital lease obligations                        3,882     3,713
            Notes payable to banks                          63,200    82,950
            Accounts payable, customer deposits and
            accrued liabilities                             46,798    46,368
            Amounts payable to NUI                             824     3,761
            General taxes                                    6,078    15,349
            Federal income taxes                               524       524
                                                           -------   -------
            Current Liabilities                            121,306   152,665
                                                           -------   -------
      Deferred Credits and Other Liabilities
            Deferred Federal income taxes                   37,737    41,057

            Unamortized investment tax credits               7,687     7,555
            Other liabilities                               31,880    38,804
            Deferred credits and other liabilities          77,304    87,416
                                                           -------   -------

                                                          $489,549  $534,553
                                                           =======   =======
      See the notes to the condensed consolidated financial statements.

                     Elizabethtown Gas Company and Subsidiaries
                        Statements of Consolidated Cash Flows
                               (Dollars in thousands)
                                                           Three Months Ended
                                                              December 31,
                                                            1992       1993
      Operating Activities

      Net income                                           $7,443     $6,579
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                     4,083      4,489
          Deferred Federal income taxes                       351        199
          Amortization of deferred investment tax
          credits                                            (113)      (132)
          Other                                               894        920

      Effect of changes in:
          Accounts receivable, net                        (23,367)   (31,937)
          Fuel inventories and deferred cost of gas,
          net                                               3,150      2,575
          Accounts payable, deposits and accruals           2,201      4,552
          General taxes                                     9,026      9,271

          Other                                            (4,529)    (2,871)
                                                          -------    -------

                                                             (861)    (6,355)
      Net cash used by operating activities               -------    -------

      Financing Activities
      Dividends paid to NUI                                (2,642)    (3,061)
      Funds for construction held by trustee                2,999      2,900
      Principal payments under capital lease
      obligations                                            (467)      (497)
      Net short-term borrowings                             8,750     19,750
                                                          -------    -------
      Net cash provided by financing activities             8,640     19,092
                                                          -------    -------
      Investing Activities
      Cash expenditures for property, plant and
      equipment                                            (7,688)   (13,092)
      Proceeds from (investments in) marketable
      securities                                             (129)       659
      Other                                                  (220)      (296)
      Net cash used for investing activities               (8,037)   (12,729)
                                                          -------    -------
      Net Increase (Decrease) in Cash and Temporary         $(258)        $8
      Cash Investments                                    =======    =======

      Cash and Temporary Cash Investments
      At beginning of period                               $3,303     $1,662
      At end of period                                      3,045      1,670

      Supplemental Disclosures of Cash Flows
      Income taxes paid                                      $851        $--
      Interest paid                                         6,022      5,544

      See the notes to the condensed consolidated financial statements.

                     Elizabethtown Gas Company and Subsidiaries
                Notes to Condensed Consolidated Financial Statements



     1.   Basis of Presentation

          The Condensed Consolidated Financial Statements, which include the accounts of Elizabethtown Gas Company and its subsidiaries (the "Company"), have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

          The Company, which is a wholly-owned subsidiary of NUI Corporation ("NUI"), distributes natural gas in New Jersey and Florida. See "Pending Acquisition," Note 3 of the Notes to the Condensed Consolidated Financial Statements. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

     2.   Changes in Accounting

          Postretirement Benefits Other Than Pensions. The Company provides certain health care benefits to substantially all retirees receiving benefits under a Company pension plan (other than the Florida Division plan) who reach retirement age while working for the Company. The cost of these benefits is funded as claims are incurred.

          As of October 1, 1993, the Company adopted the accounting method required by Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires enterprises to accrue the expected cost of these benefits during the years that eligible employees render the necessary service. The adoption of SFAS No. 106 resulted in an accumulated postretirement benefit obligation ("APBO") amounting to $20.6 million, which the Company has elected to recognize over a twenty-year period. The actuarially computed annual cost, including the amortization of the transition obligation, totals $2.9 million.

          The annual rate of increase in health care costs was assumed at 12.5% for 1994 decreasing to 5% in 2004 and thereafter. The discount rate used to determine the APBO was 7%. A one-percent increase in the annual health care trend rates would have increased the APBO by $3.3 million and the annual cost by $0.6 million.

          The Company has received an order from the New Jersey Board of Regulatory Commissioners (the "NJBRC") permitting it to defer for as long as five years the difference between the amount of expense computed as claims are incurred and the amount computed on the accrual method, pending ratemaking treatment that would be considered in a full rate case. The consensus issued in 1993 by the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") permits rate regulated companies to defer such expenses when ratemaking treatment provides for them to be fully recovered in the subsequent fifteen-year period. The Company expects to seek ratemaking treatment that is consistent with the EITF's consensus and, accordingly, has deferred $0.5 million of such costs in the three months ended December 31, 1993.

          The Company continually evaluates alternative ways to manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and the annual deferrals and expense.


          Income Tax Accounting. As of October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which changes the method used by enterprises to account for income taxes. Under SFAS No. 109, deferred income taxes are provided at currently enacted income tax rates for all temporary differences between the book and tax bases of assets and liabilities. Adoption of SFAS No. 109 does not have a material effect on the Company's net income because deferred taxes previously not provided are recoverable from or payable to customers through future rates as taxes come due, and, accordingly, regulatory assets and liabilities have been recorded. As of October 1, 1993, the Company increased the deferred tax liability by $5.8 million, increased the unamortized plant acquisition adjustment by $9.2 million and recorded a net regulatory liability of $3.4 million.

          The net deferred tax liability as of the date of adoption consisted of the following temporary differences (dollars in thousands):

                                                   Net Asset
                                                   (Liability)
      Depreciation and other utility               $(36,007)
      plant differences
      Plant acquisition adjustment                   (9,471)
      Alternative minimum tax                         1,627

      Unamortized investment tax                      4,256
      credit
      Valuation of properties and                       948
      investments
      Deferred charges and other                     (3,602)
                                                    -------
                                                   $(42,249)
                                                    =======

          The deferred income taxes classified under current assets principally relates to temporary differences associated with gross receipts and franchise taxes.

          The Company is a wholly-owned subsidiary of NUI and is included in NUI's consolidated federal income tax return. The consolidated tax liability is allocated on a separate company basis.

     3.   Pending Acquisition

          On July 27, 1993, NUI and Pennsylvania & Southern Gas Company ("PSGS") entered into an Agreement and Plan of Merger, pursuant to which

     PSGS would be merged with and into NUI (the "PSGS Merger"). Under the Agreement and Plan of Merger, NUI will acquire all of the outstanding common shares of PSGS for approximately $17 million, payable in shares of NUI common stock, no par value, ("NUI Common Stock") equivalent to $71.50 per PSGS share, except that each shareholder will receive no less than 2.4 and no more than 3.0 shares of NUI Common Stock for each PSGS share held. The exchange value of the NUI Common Stock will be established immediately prior to the merger. The PSGS Merger will be consummated upon receipt of all required regulatory approvals, the approval of the stockholders of PSGS, and the satisfaction or waiver of certain other conditions. Upon the effectiveness of the PSGS Merger, NUI would assume all of the rights and obligations of PSGS. Following the PSGS Merger, Elizabethtown will be merged with and into NUI (the "Elizabethtown Merger").

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

          Under its business plan, the Company concentrates on customer growth and the profitability of the gas distribution business. The PSGS Merger, which will result in a seven percent increase in the number of customers served, and the EGC Merger, through which NUI will become an operating utility company with three divisions providing gas service in six states, fit within the business plan.

     4.   Common Shareholder's Equity

          The components of common shareholder's equity were as follows (dollars in thousands):

                                                 September 30,   December 31,
                                                      1993           1993
      Common Stock, no par value                        $88,322        $88,322

      Retained earnings                                  79,669         83,226
      Valuation of marketable securities                   (93)             --
      Subsidiary's guaranty of ESOP                     (1,339)        (1,309)
      indebtedness                                      -------        -------

                                                       $166,559       $170,239
      Total common shareholder's equity                 =======        =======

     5.   Contingencies

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

          The Company owns, or previously owned, certain properties on which gas was manufactured by the New Jersey Division or by other parties in the past. Coal tar residues are present on six of these sites and the Company has reported their presence to the EPA, the NJDEPE and the NJBRC. In April 1991, the NJDEPE issued an Administrative Consent Order that establishes the procedures to be followed by the Company in the development of its remediation plan for one of the sites. Subsequently, the Company and the NJDEPE entered into Memoranda of Agreement that establish procedures for the development of investigation and remediation plans for the other five sites.

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

          The Company believes that its remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers. The current base rate order for the New Jersey Division permits the Company to utilize full deferred accounting for coal tar related expenditures, which amounted to approximately $0.3 million for the first three months of fiscal 1994 and $0.2 million for the first three months of fiscal 1993. The current base rate order provides for the recovery through rates at $130,000 annually of coal tar related expenditures incurred prior to the rate order. Other New Jersey utilities also have received authorization to recover similar environmental expenditures in rates.

          Other. In addition, the Company is involved in various claims or litigation incidental to its business. In the opinion of management, none of these other claims and litigation will have a material adverse effect on the Company's results of operations or its financial condition.

                     Elizabethtown Gas Company and Subsidiaries
                         Summary Consolidated Operating Data
                                                        Three Months Ended
                                                           December 31

                                                          1992      1993
          Operating Revenues (Dollars in thousands):
          Firm Customers:
              Residential                               $49,596   $51,895

              Commercial                                 28,262    30,244
              Industrial                                  6,213     6,336
          Interruptible Customers                        13,218    11,726

          Transportation                                  2,706     3,477
          Broker Sales                                       --       715
          Appliance Leasing, Fees and Other               1,120     1,210
                                                        -------   -------

          Total                                        $101,115  $105,603
                                                        =======   =======
          Gas Sold or Transported (MMcf):
          Firm Customers:
              Residential                                 6,305     6,405

              Commercial                                  4,407     4,557
              Industrial                                  1,286     1,256
          Interruptible Customers                         3,677     3,458

          Broker Sales                                       --       307
          Transportation                                  3,815     4,562
                                                        -------   -------
          Total                                          19,490    20,545
                                                        =======   =======

          Customers Served (Twelve month averages):
          Firm Customers:
              Residential                               296,317   300,898
              Commercial                                 20,716    21,296

              Industrial                                    384       362
          Interruptible and Transportation                  186       200
                                                        -------   -------
          Total                                         317,603   322,756
                                                        =======   =======

          Degree Days:
          New Jersey (normal: 4,978 annually)             1,647     1,633
              Percentage variance from normal                 5%        5%
                                                          warmer    warmer

          Florida (normal: 377 annually)                     63       115
              Percentage variance from normal                44%        6%
                                                          warmer   colder
          Employees                                         984      1028

                     Elizabethtown Gas Company and Subsidiaries
             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations



     Overview

          The Company is engaged in the distribution of natural gas in New Jersey and Florida. Because of the seasonal nature of gas utility operations, the results for interim periods are not necessarily indicative of the results for an entire year.

          Net income decreased to $6.6 million for the three months ended December 31, 1993 as compared with net income of $7.4 million for the same period in the prior year. The decrease as compared with a year ago reflects a higher level of operating expenses and higher interest expense, partly offset by increased sales volumes and margins due to customer growth. The effect on net income in the current year's quarter from the adoption of new accounting rules relating to income tax accounting and accounting for post-retirement benefits other than pensions was not material (see "Changes in Accounting," Note 2 of the Notes to the Condensed Consolidated Financial Statements.)

     Results of Operations

          Operating Revenues. The Company's operating revenues for the first three months of fiscal 1994 increased by $4.5 million, or 4.5%, from $101.1 million in the fiscal 1993 period to $105.6 million in the current period. The increase principally reflects increases in the number of customers served as well as the effect of gas cost adjustment clauses.
     Gas cost adjustment clauses in both New Jersey and Florida enable the Company to pass through to customers, through periodic adjustments to the amounts billed, increased or decreased costs incurred by the Company for purchased gas, without affecting operating margins. Adjustments related to changes in gas costs had the net effect of increasing operating revenues by $3.0 million in the first three months of last year, and by $4.8 million in the current period, with offsetting adjustments to purchased gas and fuel costs and to gross receipts and franchise taxes.

          Operating Margins. The Company's operating margins (operating revenues less the costs of purchased gas and fuel and gross receipts and franchise taxes) for the first three months of fiscal 1994 increased by $1.4 million, or 3.9%, from $35.6 million in the fiscal 1993 period to $37.0 million in the current period. The increase principally reflects increases in the number of customers served and a higher level of gas sold or transported to industrial customers.

          The Company's total number of customers served increased by 5,153, or 1.6%, for the first three months of fiscal 1994 as compared with fiscal 1993, and the number of heating customers served in New Jersey increased by 4,812, or 3.0%, as compared with fiscal 1993, including the effects of converting existing water heating and cooking service customers into gas-heating customers.

          Operating margins from industrial customers amounted to $4.1 million in the fiscal 1994 period as compared with $3.3 million in the fiscal 1993 period. The increase principally reflects increased demand from these customers in both the New Jersey and Florida Divisions.

          Operating Income. Although operating margins increased, the Company's operating income before income taxes for the first three months of fiscal 1994 decreased by $1.2 million, or 8.4%, from $14.3 million in the fiscal 1993 period to $13.1 million in the current period, principally as a result of cost increases associated with increased system growth, including the payroll and employee benefits costs attributable to a larger work force. These increases are occurring principally in the Florida division, where the Company's capital expenditure program includes the development of the Port St. Lucie franchise and additional main extensions for future growth. The trend of lower operating income may continue into fiscal 1995 when additional margins are expected to have been added as a result of accelerated customer growth and improved cost recovery.

          Interest Expense. Interest expense for the first three months of fiscal 1994 principally reflects higher outstanding borrowings as compared with the prior year period (see "--Financing Activities and Resources").

     Regulatory Matters

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

          In response to an initiative by the Florida Public Service Commission, the Company, along with other Florida natural gas utilities, reduced its allowed return on the utility equity of its Florida Division to 11%, which exceeds the return it is currently achieving. Accordingly, the reduction has not affected operating revenues and margins.

     Financing Activities and Resources

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

          Net cash used by operating activities was $6.4 million for the first three months of fiscal 1994, and $0.9 million a year ago. The Company traditionally incurs a net use of cash during the first quarter of the fiscal year principally as a result of the normal business cycle associated with billing and collecting from customers for gas delivered during the quarter. The level of fuel purchases and inventory on hand, and the timing of payments for these supplies, is dependent upon market conditions, system operating requirements and the demand experienced during the first part of the heating season. The greater increase in the Company's accounts receivable in the first quarter of fiscal 1994 as compared with the same period of fiscal 1993 principally reflects colder weather at the end of the period and the resultant increase in demand and billings.

          In October 1991, pursuant to agreements between EGC and the New Jersey Economic Development Authority, Gas Facilities Revenue Bonds that mature in October 2021 were issued in the amount of $46.2 million at 6.75% and $8.4 million at 6.625% to finance expenditures through fiscal 1995 for the construction of certain gas facilities and related equipment in New Jersey. The unexpended portion of the net proceeds from these borrowings, amounting to $21.5 million at December 31, 1993, is classified on the Company's Consolidated Balance Sheet as Funds for Construction Held by Trustee until drawn upon incurring eligible expenditures.

          The weighted average daily amounts outstanding of notes payable to banks and the weighted average interest rates on those amounts were $78 million at 3.5% for the three months ended December 31, 1993 and $40.2 million at 3.7% for the three months ended December 31, 1992. The weighted average daily amounts of notes payable to banks increased principally to finance portions of the Company's construction expenditures and the accelerated payment of New Jersey gross receipts and franchise tax payments (see "-Capital Expenditures and Commitments"). At December 31, 1993, the Company had $60.9 million of available unused credit lines.


     Capital Expenditures and Commitments

          Capital expenditures, which consist primarily of expenditures to expand and upgrade the Company's gas distribution systems, were $11.3 million for the first quarter of fiscal 1994 as compared with $8.1 for the first quarter of fiscal 1993. Capital expenditures are expected to be approximately $48 million for the full fiscal year 1994 including a $20 million capital investment program in Florida, as compared with a total of $39.6 million for fiscal 1993. Approximately $31 million of the capital expenditures planned for fiscal 1994 is for construction relating to new customers and additional distribution, storage and other gas plant facilities. In addition, the net present value of minimum lease payments relating to noncancelable operating leases, which relate principally to New Jersey Division office space, was approximately $23.0 million as of December 31, 1993, including $2.0 million payable during the remainder of fiscal 1994.

          As discussed in "Contingencies," Note 5 of the Notes to the Company's Condensed Consolidated Financial Statements, the Company expects it will expend in the next twenty years approximately $25 million to complete investigation and remediation of the contamination on New Jersey properties which the Company owns or previously owned on which gas was manufactured in the past. The ultimate costs will depend upon the investigation and remediation plans that finally are adopted by the Company, subject to the approval of the NJDEPE, and may be less or greater than the Company's current estimate. The Company believes the remediation costs will be recoverable in rates and that a portion of such costs may be recoverable from the Company's insurance carriers.

          In June 1991, legislation was enacted in New Jersey that accelerates the payments of approximately $30 million of gross receipts and franchise taxes by an average of almost one and a half years in stages from 1992 through 1994. The Company expects that future base rate orders will reflect the recovery of prospective costs associated with the related additional financing requirements.

          Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $64 million annually, of which approximately $43 million is associated with pipeline delivery contracts. The Company currently recovers, and expects to continue to recover, such fixed charges through its gas adjustment clauses. The Company also is committed to purchase, at market-related prices, minimum quantities of gas that, in the aggregate, are approximately 8.6 million Mcf per year or to pay certain costs in the event the minimum quantities are not taken. The Company expects that minimum demand on its systems will continue to exceed these minimum purchase obligations.

          The implementation of the Federal Energy Regulatory Commission Order No. 636 required the restructuring of the Company's contracts with certain pipeline companies that together supply less than one-third of the Company's total firm gas supply. Under Order No. 636 the pipeline companies are passing through to their customers transition costs associated with mandated restructuring, such as costs resulting from buying out unmarketable gas purchase contracts. The transition costs charged to the Company have amounted to approximately $3.1 million and are being recovered through the Company's gas adjustment clauses.

          As of December 31, 1993, the scheduled repayments of the Company's long-term debt through fiscal 1998 were as follows: $1.8 million in the remainder of fiscal 1994, $1.1 million in fiscal 1995, $1.1 million in fiscal 1996, $3.2 million in fiscal 1997 and $1.0 million in fiscal 1998. The gas facilities revenue bonds that are due in 2014 and the remaining balance of first mortgage bonds become eligible in fiscal 1994 for optional prepayment amounting to $1.3 million in excess of their $57.3 million face value.

          The Company's future capital expenditures and commitments will likely require additional debt and equity financing. The Company plans to seek regulatory approval in fiscal 1994 for the registration of up to $100 million of debt and equity securities, which it may issue from time-to-time depending upon prevailing market conditions.


     Pending Acquisition

          On July 27, 1993, NUI and PSGS entered into an Agreement and Plan of Merger, pursuant to which PSGS would be merged with and into NUI. Under the Agreement and Plan of Merger, NUI will acquire all of the outstanding common shares of PSGS for approximately $17 million, payable in shares of NUI Common Stock equivalent to $71.50 per PSGS share, except that each shareholder will receive no less than 2.4 and no more than 3.0 shares of NUI Common Stock for each PSGS share held. The exchange value of the NUI Common Stock will be established immediately prior to the merger. The PSGS Merger will be consummated upon receipt of all required regulatory approvals, the approval of the stockholders of PSGS, and the satisfaction or waiver of certain other conditions. Upon the effectiveness of the PSGS Merger, NUI would assume all of the rights and obligations of PSGS. Following the PSGS Merger, Elizabethtown will be merged with and into NUI (the "Elizabethtown Merger").

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

          The PSGS Merger, which will result in a seven percent increase in the number of customers served, and the Elizabethtown Merger, through which NUI will become an operating utility company with three divisions providing gas service in six states, fit within the Company's business plan (see "--Business Plan"). Further growth opportunities, which could include the acquisition of additional gas distribution companies, the development of new franchises and the management of certain service requirements of other utilities on a contract basis, will likely require additional debt and equity financing.

     Business Plan

          Under its business plan, the Company concentrates on customer growth and the profitability of the gas distribution business. Growth opportunities could include the acquisition of additional gas distribution systems, the development of new franchises and the management of certain service requirements of other utilities on a contract basis, any of which may require additional debt and equity financing. The Company's strategy involves assembling, as opportunities become available, natural gas distribution systems in several states, while maintaining a balanced capital structure. From time to time, the Company reviews acquisition opportunities and, when requested, submits acquisition proposals.

                             PART II - OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K have been filed for the quarter ended December 31, 1993.

                                     SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ELIZABETHTOWN GAS COMPANY


      February 11, 1994                        JOSEPH P. COUGHLIN
                                               Secretary and Treasurer



      February 11, 1994                        RAND W. SMITH
                                               Chief Accounting Officer